Form 10-Q
period 2023-06-30
Atlanta Braves Holdings, Inc.
filed 2023-08-04
CIK 1958140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-41746

ATLANTA BRAVES HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	92-1284827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (720) 875-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Series A common stock	BATRA	The Nasdaq Stock Market LLC
Series C common stock	BATRK	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ◻    No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧    No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Atlanta Braves Holdings, Inc. common stock as of July 31, 2023 was:

	Series A	Series B	Series C
Atlanta Braves Holdings, Inc. common stock	10,318,202	977,795	50,423,293

ATLANTA BRAVES HOLDINGS, INC.

Condensed Combined Balance Sheets

(unaudited)

	June 30,	December 31,
	2023	2022

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$130,537	150,664
Restricted cash	52,033	22,149
Accounts receivable and contract assets, net of allowance for credit losses	54,491	70,234
Other current assets	27,068	24,331
Total current assets	264,129	267,378

Property and equipment, at cost (note 3)	1,037,399	1,007,776
Accumulated depreciation	(298,542)	(277,979)
	738,857	729,797

Investments in affiliates, accounted for using the equity method (note 4)	98,890	94,564
Intangible assets not subject to amortization:
Goodwill	175,764	175,764
Franchise rights	123,703	123,703
	299,467	299,467

Other assets, net	107,759	99,455
Total assets	$1,509,102	1,490,661
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$65,426	54,748
Deferred revenue and refundable tickets	142,010	104,996
Current portion of debt (note 5)	7,205	74,806
Other current liabilities	5,524	6,361
Total current liabilities	220,165	240,911

Long-term debt (note 5)	531,490	467,160
Redeemable intergroup interests	340,889	278,103
Finance lease liabilities	106,014	107,220
Deferred income tax liabilities	46,965	54,099
Pension liability	10,450	15,405
Other noncurrent liabilities	31,247	28,253
Total liabilities	1,287,220	1,191,151
Equity:
Parent’s investment	730,620	732,350
Retained earnings (deficit)	(515,971)	(429,082)
Accumulated other comprehensive earnings (loss), net of taxes	(4,056)	(3,758)
Total parent's investment	210,593	299,510
Noncontrolling interests in equity of subsidiaries	11,289	—
Total equity	221,882	299,510
Commitments and contingencies (note 7)
Total liabilities and equity	$1,509,102	1,490,661

See accompanying notes to condensed combined financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Combined Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	amounts in thousands, except per share amounts
Revenue:
Baseball revenue	$254,935	236,918	$272,496	246,758
Mixed-Use Development revenue	15,188	13,407	28,599	25,097
Total revenue	270,123	250,325	301,095	271,855
Operating costs and expenses:
Baseball operating costs	195,458	169,585	232,229	195,811
Mixed-Use Development costs	2,273	2,567	4,204	4,310
Selling, general and administrative, including stock-based compensation	33,443	32,995	59,993	55,019
Impairment of long-lived assets and other related costs	232	—	530	—
Depreciation and amortization	19,250	17,617	33,929	35,394
	250,656	222,764	330,885	290,534
Operating income (loss)	19,467	27,561	(29,790)	(18,679)
Other income (expense):
Interest expense	(9,448)	(6,402)	(18,360)	(12,529)
Share of earnings (losses) of affiliates, net (note 4)	11,462	15,022	10,659	12,143
Unrealized gains (losses) on intergroup interests	(49,409)	34,881	(62,786)	36,103
Realized and unrealized gains (losses) on financial instruments, net	3,840	1,659	3,079	6,460
Gains (losses) on dispositions, net (note 1)	2,503	28	2,503	20,215
Other, net	813	143	1,654	168
Earnings (loss) before income taxes	(20,772)	72,892	(93,041)	43,881
Income tax benefit (expense)	(8,141)	(9,193)	6,152	(3,217)
Net earnings (loss)	$(28,913)	63,699	$(86,889)	40,664
Unaudited Pro Forma basic net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$0.33		$(0.39)

See accompanying notes to condensed combined financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Combined Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	amounts in thousands
Net earnings (loss)	$(28,913)	63,699	$(86,889)	40,664
Other comprehensive earnings (loss), net of tax:
Unrealized holdings gains (losses) arising during the period	(190)	(2)	(190)	(2)
Share of other comprehensive earnings (loss) of affiliates	(108)	—	(108)	—
Other comprehensive earnings (loss), net of tax	(298)	(2)	(298)	(2)
Comprehensive earnings (loss)	$(29,211)	63,697	$(87,187)	40,662

See accompanying notes to condensed combined financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Combined Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2023	2022

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(86,889)	40,664
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,929	35,394
Stock-based compensation	6,344	6,126
Share of (earnings) losses of affiliates, net	(10,659)	(12,143)
Unrealized (gains) losses on intergroup interests, net	62,786	(36,103)
Realized and unrealized (gains) losses on financial instruments, net	(3,079)	(6,460)
(Gains) losses on dispositions, net	(2,503)	(20,215)
Deferred income tax expense (benefit)	(7,014)	(9,454)
Cash receipts from returns on equity method investments	6,225	7,550
Other charges (credits), net	949	1,687
Net change in operating assets and liabilities:
Current and other assets	(14,338)	21,184
Payables and other liabilities	50,141	69,798
Net cash provided by (used in) operating activities	35,892	98,028
Cash flows from investing activities:
Capital expended for property and equipment	(29,700)	(7,638)
Cash proceeds from dispositions	—	47,175
Investments in equity method affiliates and equity securities	—	(5,273)
Other investing activities, net	110	—
Net cash provided by (used in) investing activities	(29,590)	34,264
Cash flows from financing activities:
Borrowings of debt	15,815	39,753
Repayments of debt	(18,893)	(138,113)
Contribution from noncontrolling interest	11,289	—
Other financing activities, net	(4,756)	(6,074)
Net cash provided by (used in) financing activities	3,455	(104,434)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,757	27,858
Cash, cash equivalents and restricted cash at beginning of period	172,813	244,113
Cash, cash equivalents and restricted cash at end of period	$182,570	271,971

Supplemental disclosure to the condensed combined statements of cash flows:
Property and equipment expenditures incurred but not yet paid	$15,300	9,972

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed combined balance sheets to the total amount presented in our condensed combined statements of cash flows:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$130,537	150,664
Restricted cash	52,033	22,149
Total cash, cash equivalents and restricted cash at end of period	$182,570	172,813

See accompanying notes to condensed combined financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Combined Statements of Equity

(unaudited)

			Accumulated
			other	Noncontrolling
		Retained	comprehensive	interests
	Parent's	earnings	earnings	in equity of	Total
	investment	(deficit)	(loss)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2023	$732,350	(429,082)	(3,758)	—	299,510
Net earnings (loss)	—	(86,889)	—	—	(86,889)
Other comprehensive earnings (loss)	—	—	(298)	—	(298)
Stock-based compensation	6,294	—	—	—	6,294
Tax sharing adjustment with Parent	(7,354)	—	—	—	(7,354)
Contribution from noncontrolling interest	—	—	—	11,289	11,289
Other	(670)	—	—	—	(670)
Balance at June 30, 2023	$730,620	(515,971)	(4,056)	11,289	221,882

			Accumulated
			other	Noncontrolling
		Retained	comprehensive	interests
	Parent's	earnings	earnings	in equity of	Total
	investment	(deficit)	(loss)	subsidiaries	equity

	amounts in thousands
Balance at March 31, 2023	$727,287	(487,058)	(3,758)	6,645	243,116
Net earnings (loss)	—	(28,913)	—	—	(28,913)
Other comprehensive earnings (loss)	—	—	(298)	—	(298)
Stock-based compensation	3,153	—	—	—	3,153
Contribution from noncontrolling interest	—	—	—	4,644	4,644
Other	180	—	—	—	180
Balance at June 30, 2023	$730,620	(515,971)	(4,056)	11,289	221,882

See accompanying notes to condensed combined financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Combined Statements of Equity

(unaudited)

			Accumulated
			other
		Retained	comprehensive
	Parent's	earnings	earnings	Total
	investment	(deficit)	(loss)	equity

	amounts in thousands
Balance at January 1, 2022	$720,023	(394,891)	(18,909)	306,223
Net earnings (loss)	—	40,664	—	40,664
Other comprehensive earnings (loss)	—	—	(2)	(2)
Stock-based compensation	6,126	—	—	6,126
Other	151	(18)	—	133
Balance at June 30, 2022	$726,300	(354,245)	(18,911)	353,144

			Accumulated
			other
		Retained	comprehensive
	Parent's	earnings	earnings	Total
	investment	(deficit)	(loss)	equity

	amounts in thousands
Balance at March 31, 2022	$723,157	(417,944)	(18,909)	286,304
Net earnings (loss)	—	63,699	—	63,699
Other comprehensive earnings (loss)	—	—	(2)	(2)
Stock-based compensation	3,063	—	—	3,063
Other	80	—	—	80
Balance at June 30, 2022	$726,300	(354,245)	(18,911)	353,144

See accompanying notes to condensed combined financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Combined Financial Statements

(unaudited)

(1)Basis of Presentation

During November 2022, the board of directors of Liberty Media Corporation (“Liberty” or “Parent”) authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings, Inc. (the “Split-Off”). Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”) is comprised of the businesses, assets and liabilities attributed to the Liberty Braves Group (“Braves Group”), which, as of June 30, 2023, included Liberty’s wholly-owned subsidiary Braves Holdings, LLC (“Braves Holdings”), corporate cash and intergroup interests in the Braves Group held by the Liberty Formula One Group (the “Formula One Group”) and the Liberty SiriusXM Group.

The Split-Off was completed on July 18, 2023 and was intended to be tax-free to holders of Liberty Braves common stock. The intergroup interests in the Braves Group remaining immediately prior to the Split-Off were settled and extinguished in connection with the Split-Off through the attribution, to the respective tracking stock group, of Atlanta Braves Holdings Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest.

The intergroup interests represented quasi-equity interests which were not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group had attributed interests in the Braves Group, which were generally stated in terms of a number of shares of Liberty Braves common stock. Historically, Liberty assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock and that the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock were used for the mark-to-market adjustment for the intergroup interests held by the Formula One Group and the Liberty SiriusXM Group, respectively, through the condensed combined statements of operations. During the second quarter of 2023, Liberty determined that, in connection with the Split-Off, shares of Atlanta Braves Holdings Series C common stock would be used to settle and extinguish the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group. Accordingly, as of June 30, 2023, the market price of Series C Liberty Braves common stock was used for the mark-to market adjustment for the intergroup interest held by the Liberty SiriusXM Group. As of June 30, 2023, 6,792,903 notional shares represented an 11.0% intergroup interest in the Braves Group held by the Formula One Group and 1,811,066 notional shares represented a 2.9% intergroup interest in the Braves Group held by the Liberty SiriusXM Group.

The accompanying condensed combined financial statements represent a combination of the historical financial information of the Braves Group. These financial statements refer to the combination of Braves Holdings, the aforementioned intergroup interests in the Braves Group and cash as "Atlanta Braves Holdings," "the Company," "us," "we" and "our" in the notes to the condensed combined financial statements. The Split-Off will be accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty Braves common stock. All significant intercompany accounts and transactions have been eliminated in the condensed combined financial statements.

The accompanying (a) condensed combined balance sheet as of December 31, 2022, which has been derived from audited combined financial statements, and (b) the interim unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed combined financial statements should be read in conjunction with the

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

combined financial statements and notes thereto for the year ended December 31, 2022 as presented in Amendment No. 5 to the Registration Statement on Form S-4 (File No. 333-268922) filed on June 8, 2023.

The preparation of condensed combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed combined financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurements of non-financial instruments and (ii) accounting for income taxes to be its most significant estimates.

Description of Business

Braves Holdings indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Atlanta Braves,” the “Braves,” the “club,” or the “team”). In addition, Braves Holdings indirectly owned and operated three Professional Development League clubs (the Gwinnett Stripers, Mississippi Braves and Rome Braves) until they were sold in January 2022. ANLBC’s ballpark (“Truist Park” or the “Stadium”), is located in Cobb County, a suburb of Atlanta, and is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority. Braves Holdings, through affiliated entities and third party development partners, has developed a significant portion of the land around Truist Park for a mixed-use development that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”).

The Braves and 29 other Major League baseball clubs are collectively referred to as the Clubs. The Office of the Commissioner of Baseball (the “BOC”) is an unincorporated association also doing business as Major League Baseball (“MLB”) and has as its members the Clubs. The Clubs are bound by the terms and provisions of the Major League Constitution and all rules and regulations promulgated thereunder as well as a series of other agreements and arrangements that govern the operation and management of a Club, which among other things, require each Club to comply with limitations on the amount of debt a Club can incur, revenue sharing arrangements with the other Clubs, commercial arrangements with regard to the national broadcasting of its games and other programming and commercial arrangements relating to the use of its intellectual property.

In January 2022, Braves Holdings sold the three Professional Development League clubs to a third party and recognized a gain of approximately $20.2 million, which was allocated entirely to the baseball reportable segment. Each of the three clubs will remain affiliated with Braves Holdings via player development license agreements with MLB Professional Development Leagues, LLC. Additionally, Braves Holdings granted an exclusive, royalty free, sub-licensable, and irrevocable license to use various tradenames and logos. The license fee is included within the total purchase price of approximately $49.4 million.

Split-Off of Atlanta Braves Holdings from Liberty

A portion of Liberty’s general and administrative expenses, including legal, tax, accounting, treasury and investor relations support was allocated to the Braves Group each reporting period based on an estimate of time spent. The Braves Group paid $2.6 million and $1.4 million during the three months ended June 30, 2023 and 2022, respectively, and $4.5 million and $2.5 million during the six months ended June 30, 2023 and 2022, respectively, for such expenses.

Following the Split-Off, Liberty and Atlanta Braves Holdings operate as separate, publicly traded companies and Liberty owns 1,811,066 shares of Atlanta Braves Holdings Series C common stock. Within one year following the Split-Off, Liberty intends to either exchange the shares of Atlanta Braves Holdings Series C common stock with one or more third party lenders to satisfy certain of Liberty’s debt obligations or dispose of such shares in one or more public or private sale transactions. Following the exchange or disposal of such shares, neither Liberty or Atlanta Braves Holdings is expected to have any continuing stock ownership, beneficial or otherwise, in the other.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

In connection with the Split-Off, Liberty and Atlanta Braves Holdings entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a reorganization agreement, a services agreement, aircraft time sharing agreements, a facilities sharing agreement, a tax sharing agreement and a registration rights agreement.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Atlanta Braves Holdings and Liberty with respect to and resulting from the Split-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Atlanta Braves Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Atlanta Braves Holdings will reimburse Liberty for direct, out-of-pocket expenses and will pay a services fee to Liberty under the services agreement that is subject to adjustment quarterly, as necessary. Under the facilities sharing agreement, Atlanta Braves Holdings shares office space with Liberty and related amenities at Liberty’s corporate headquarters. The aircraft time sharing agreements provide for Liberty to lease certain aircraft that it or its subsidiaries own to Atlanta Braves Holdings for use on a periodic, non-exclusive time sharing basis. Pursuant to the registration rights agreement with Liberty, upon request of Liberty, Atlanta Braves Holdings will use reasonable best efforts to effect the registration of shares of Atlanta Braves Holdings' Series C common stock that were issued to Liberty in settlement and extinguishment of the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group.

Seasonality

Braves Holdings revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season.

(2)Pro Forma Earnings (Loss) per share

Unaudited pro forma earnings (loss) per common share is computed by dividing net earnings (loss), excluding any unrealized gains (losses) on intergroup interests, as detailed in the table below, by 61.7 million common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock that were issued on July 18, 2023 in connection with the Split-Off.

	Three months ended	Six months ended
	June 30, 2023	June 30, 2023

	amounts in thousands
Net earnings (loss)	$(28,913)	(86,889)
Less: Unrealized gains (losses) on intergroup interests	(49,409)	(62,786)
Unaudited pro forma net earnings (loss)	$20,496	(24,103)

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

(3) Property and Equipment

Property and equipment consisted of the following:

		June 30, 2023			December 31, 2022
			Owned			Owned
	Estimated		assets			assets
	Useful	Owned	available to		Owned	available to
	Life	assets	be leased	Total	assets	be leased	Total

	in years	amounts in thousands
Land	NA	$19,643	21,831	41,474	19,643	21,831	41,474
Buildings and improvements	15-39	281,450	355,244	636,694	282,314	354,959	637,273
Leasehold improvements	15-39	75,860	62,062	137,922	72,455	61,876	134,331
Furniture and equipment	5-7	178,063	8,243	186,306	176,227	8,061	184,288
Construction in progress	NA	292	34,711	35,003	886	9,524	10,410
Property and equipment, at cost		$555,308	482,091	1,037,399	551,525	456,251	1,007,776

Depreciation expense was $13.3 million and $13.8 million for the three months ended June 30, 2023 and 2022, respectively, and $26.8 million and $28.7 million for the six months ended June 30, 2023 and 2022, respectively.

(4)Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	June 30, 2023		December 31, 2022
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
MLBAM	3.3%	$50,453	45,102
BELP	3.3%	33,935	33,224
Other	50.0%	14,502	16,238
Total		$98,890	94,564

The following table presents the Company’s share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in thousands
MLBAM	$10,577	13,103	$9,334	10,585
BELP	514	865	711	(461)
Other	371	1,054	614	2,019
Total	$11,462	15,022	$10,659	12,143

MLBAM

MLB Advanced Media, L.P. (“MLBAM”) was formed in January 2000 pursuant to a vote of the 30 owners of the Clubs, whereby each Club agreed to cede substantially all of its individual Club internet and interactive media rights

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

to MLBAM for an indirect 3.33% interest in MLBAM. The Company’s investment in MLBAM is considered an equity method investment as the investment is in a limited partnership where significant influence is generally presumed to exist.

At the time of the acquisition of ANLBC by a predecessor of Liberty in 2007, the fair value of the MLBAM investment exceeded ANLBC’s proportionate share of MLBAM’s net assets, resulting in excess basis in the investment in MLBAM. The excess basis as of June 30, 2023 and December 31, 2022 was indefinite lived and aggregated approximately $10.3 million.

BELP

Baseball Endowment L.P. (“BELP”) is an investment fund formed by the Clubs principally for the purpose of investing, on a long-term basis, assets on their behalf intended to provide a competitive market rate investment return while minimizing investment volatility. The Company’s investment in BELP is considered an equity method investment as the investment is in a limited partnership where significant influence is generally presumed to exist. The Company records its share of BELP’s earnings (losses) on a one month lag.

Other Affiliates

Braves Holdings has 50% interests in two joint ventures that were formed to develop, own and operate hotels in the Mixed-Use Development. The equity method of accounting is applied to these investments as Braves Holdings does not have the ability to direct the most significant activities that impact their economic performance. In addition, Braves Holdings records its share of the earnings (losses) of these investments on a three month lag.

(5)Debt

Debt is summarized as follows:

	June 30,	December 31,
	2023	2022

	amounts in thousands
Baseball
League wide credit facility	$—	—
MLB facility fund - term	30,000	30,000
MLB facility fund - revolver	43,125	43,700
TeamCo revolver	—	—
Term debt	168,561	171,694
Mixed-Use Development
Credit facilities	35,058	103,163
Term debt	266,069	197,334
Deferred financing costs	(4,118)	(3,925)
Total debt	538,695	541,966
Debt classified as current	(7,205)	(74,806)
Total long-term debt	$531,490	467,160

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Braves Holdings also established a special purpose Delaware statutory trust, the Braves Club Trust (the “Club Trust”), and transferred, among other things, to the Club Trust its rights to receive

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

distributions of revenue from the National Broadcasting Contracts, which secure borrowings under the LWCF. Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs. Major League Baseball Trust has granted Wells Fargo Bank, National Association, the collateral agent in respect of the LWCF, a first priority lien to secure the borrowings under the LWCF. The maximum amount available to the Club Trust under the LWCF was $125 million as of June 30, 2023. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

Under the LWCF, the Club Trust can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by the Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month LIBOR plus a margin of 1.20% to 1.325%, based on the credit rating of Major League Baseball Trust. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime, and (z) LIBOR plus 1.00%, plus a margin of 0.200% to 0.325%, based on the credit rating of Major League Baseball Trust. Beginning in May 2022, interest based on LIBOR under the LWCF was replaced with interest based on the Secured Overnight Financing Rate (“SOFR”) plus 0.1%.

MLB Facility Fund

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Braves Holdings also established a special purpose Delaware limited liability company, Braves Facility Fund LLC (“Braves Facility Fund”), and transferred to Braves Facility Fund its rights to receive distributions from the Club Trust, which secure borrowings under the MLBFF. Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction.

Term

In June 2020, Braves Facility Fund converted previous borrowings under a revolving credit advance to a $30 million term note with Major League Baseball Facility Fund, LLC (the “MLB facility fund – term”). Interest is payable on June 10 and December 10 of each year at an annual rate of 3.65%. In each of December 2029 and 2030, $15 million of the term note matures.

Revolver

In May 2021, Braves Facility Fund established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The maximum amount available to Braves Facility Fund under the MLB facility fund – revolver was $43.1 million as of June 30, 2023. The commitment termination date, which is the repayment date for all amounts borrowed under the revolving credit facility of the MLBFF, is July 10, 2026.

Under a credit agreement, Braves Facility Fund can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month LIBOR plus a margin of 1.275% to 1.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime rate,

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

and (z) LIBOR plus 1.00%, plus a margin of 0.275% to 0.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. Beginning in May 2022, interest based on LIBOR under the MLB facility fund – revolver was replaced with interest based on the SOFR plus 0.1%. Borrowings outstanding under the MLB facility fund – revolver bore interest at a rate of 6.52% per annum as of June 30, 2023.

TeamCo Revolver

In September 2016, a subsidiary of Braves Holdings amended a Revolving Credit Agreement (the “TeamCo Revolver”) that provided for revolving commitments of $85 million. Under the agreement, Braves Holdings can request a revolving credit loan in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Base Rate loan was the greater of (x) the prevailing Prime rate, (y) the prevailing Federal Funds rate plus 0.50%, and (z) LIBOR plus 1.00%, plus a margin of 0.25%. In August 2022, the TeamCo Revolver was amended, increasing the borrowing capacity to $150 million, extending the maturity to August 2029 and replacing the Eurodollar interest rate with SOFR. Under the TeamCo Revolver, Braves Holdings must maintain certain financial covenants, including a fixed-charge coverage ratio and total enterprise indebtedness.

Baseball Term Debt

In August 2016, a subsidiary of Braves Holdings entered into a senior secured permanent placement Note Purchase Agreement for $200 million. The notes bear interest at 3.77% per annum and are scheduled to mature in September 2041. Braves Holdings makes principal and interest payments of $6.4 million each March 30 and September 30. At June 30, 2023, Braves Holdings had borrowings of $167.1 million under the Note Purchase Agreement, net of unamortized debt issuance costs of $1.5 million. Additionally, Braves Holdings must maintain certain financial covenants including debt service coverage ratios.

Mixed-Use Development Credit Facilities

In August 2016, a subsidiary of Braves Holdings entered into a $37.5 million construction loan agreement that matures in November 2024. The proceeds were primarily used to pay the construction costs of an entertainment building adjacent to the Stadium, as well as assist with phase II construction of the Mixed-Use Development. Interest accrues monthly at 4% per annum. Beginning December 15, 2020 and on each month thereafter, Braves Holdings makes principal and interest payments of $179 thousand. At June 30, 2023, Braves Holdings had borrowings outstanding of $35.0 million. Under the construction loan, Braves Holdings must maintain certain financial covenants, including a debt yield ratio.

In December 2022, a subsidiary of Braves Holdings entered into a $112 million construction loan agreement that has an initial maturity date of December 2026. The proceeds of the construction loan agreement will be used to pay the construction costs of an office building adjacent to the Stadium.  Loans under the construction loan bear interest at SOFR plus 2.00% per annum (subject to a reduction to 1.80% per annum if certain conditions are met). As of June 30, 2023, there were no borrowings outstanding under the construction loan.

Mixed-Use Development Term Debt

In May 2018, a subsidiary of Braves Holdings refinanced a construction loan with a $95 million Term Loan Agreement. The Term Loan Agreement bears interest at one-month LIBOR plus 1.35% per annum and is scheduled to mature on May 18, 2025. The full principal amount will be due at maturity. At June 30, 2023, Braves Holdings had

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

borrowings of $94.9 million under the Term Loan Agreement, net of unamortized debt issuance costs of $0.1 million. In April 2023, the Term Loan Agreement was amended to change the reference rate on borrowings to the SOFR.

In June 2022, subsidiaries of Braves Holdings refinanced a construction loan agreement that was used to construct an office building within the Mixed-Use Development with a new term loan facility with $125 million in commitments, approximately $22.7 million of which is not available for borrowing as of June 30, 2023, but is expected to be available once certain conditions are met. The term loan agreement bears interest at one-month SOFR plus 2.10% per annum and is scheduled to mature on June 13, 2027. Borrowings outstanding under the term loan bore interest at a rate of 7.24% as of June 30, 2023. Approximately $2 million of annual principal payments commence in July 2024. At June 30, 2023, Braves Holdings had borrowings outstanding of $101.4 million under the term loan facility, net of unamortized debt issuance costs of $0.9 million.

In May 2023, a subsidiary of Braves Holdings refinanced an $80 million construction loan agreement that was used to construct the retail portion of the Mixed-Use Development with a new term loan with $80 million in commitments, approximately $11.3 million of which is not available for borrowing as of June 30, 2023, but is expected to be available once certain conditions are met. The term loan agreement bears interest at daily simple SOFR plus 2.50% per annum and is scheduled to mature on May 18, 2028. Monthly principal payments commence in June 2026. At June 30, 2023, Braves Holdings had borrowings outstanding of $68.1 million, net of unamortized debt issuance costs of $0.6 million.

Fair Value of Debt

Due to the variable rate nature of the LWCF, MLB facility fund – revolver, TeamCo Revolver and the Mixed-Use Development term debt, the Company believes that the carrying amount of such debt approximates fair value at June 30, 2023.  The estimated fair value of the senior secured permanent placement notes was $145.4 million as of June 30, 2023, based on current U.S. treasury rates for similar financial instruments.

Debt Covenants

As of June 30, 2023, Braves Holdings was in compliance with all financial debt covenants.

Interest Rate Swaps (Level 2)

In May 2018, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $95 million, maturing on May 5, 2025. As of June 30, 2023 and December 31, 2022, the fair value of the interest rate swap was $3.6 million and $3.4 million, respectively.

In August 2019, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million, maturing on March 8, 2023. Effective April 1, 2020, the notional amount began at $25 million and increased over time to $100 million as of August 1, 2020. As of December 31, 2022, the fair value of the interest rate swap was $855 thousand.

In May 2022, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million maturing on June 1, 2025. The interest rate swap became effective in March 2023. As of June 30, 2023 and December 31, 2022, the fair value of the interest rate swap was $3.8 million and $2.9 million, respectively.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

In June 2023, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $64 million maturing on May 18, 2028. The interest rate swap became effective in June 2023. As of June 30, 2023, the fair value of the interest rate swap was $0.6 million.

Interest rate swaps are included within other assets as of June 30, 2023 and other current assets and other assets as of December 31, 2022 in the condensed combined balance sheets and changes in the fair value of the interest rate swaps are recorded to realized and unrealized gains (losses) on financial instruments, net in the condensed combined statements of operations.

(6)Stock-Based Compensation

The Company recorded stock-based compensation expense of $3.2 million and $3.1 million during the three months ended June 30, 2023 and 2022, respectively, and $6.3 million and $6.1 million during the six months ended June 30, 2023 and 2022, respectively. These amounts are included in selling, general and administrative expense in the condensed combined statements of operations.

Liberty—Incentive Plans

Liberty grants, to certain of its directors, employees and employees of Braves Holdings, restricted stock (“RSAs”), restricted stock units (“RSUs”) and stock options to purchase shares of Liberty Braves common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options, RSAs and RSUs) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Pursuant to the Liberty Media Corporation 2022 Omnibus Incentive Plan (the “2022 Plan”), Liberty may grant Awards in respect of a maximum of 20.0 million shares of Series A, Series B and Series C Liberty Media Corporation common stock plus the shares remaining available for Awards under the prior Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Plan”), as of close of business on May 24, 2022, the effective date of the 2022 Plan. Any forfeited shares from the 2017 Plan shall also be available again under the 2022 Plan. Awards generally vest over 1-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards.

At the time of the Split-Off, the Awards were exchanged into RSAs, RSUs and stock options to purchase shares of Atlanta Braves Holdings common stock.

Liberty Braves—Grants of Awards

Liberty did not grant any options to purchase shares of Series A or Series B Liberty Braves common stock during the six months ended June 30, 2023.

In connection with his employment agreement, during the six months ended June 30, 2023, Liberty granted 31 thousand performance-based RSUs of Series C Liberty Braves common stock to its CEO.  Such RSUs had a GDFV of $34.44 per share and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by Liberty’s compensation committee. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. The Company assesses the probability of achieving the performance objectives each reporting period and as satisfaction of the performance objectives is deemed probable, the Company records the associated compensation expense.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes valuation model. The Company estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for options is based on the historical volatility of Liberty Braves common stock and the implied volatility of publicly traded Liberty Braves options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

Liberty Braves—Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Liberty Braves common stock granted to certain officers, employees and directors, as well as the weighted average remaining life and aggregate intrinsic value of the options.

	Series C
			Weighted		Aggregate
			average		intrinsic
	Liberty Braves		remaining		value
	options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2023	3,108	$26.17
Granted	3	$37.50
Exercised	(151)	$18.42
Forfeited/Cancelled	(4)	$22.75
Outstanding at June 30, 2023	2,956	$26.59	4.1	years	$39
Exercisable at June 30, 2023	1,356	$25.69	3.9	years	$19

As of June 30, 2023, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Liberty Braves common stock.

As of June 30, 2023, the total unrecognized compensation cost related to unvested Liberty Braves Awards was approximately $6.0 million. Such amount will be recognized in the Company’s condensed combined statements of operations over a weighted average period of approximately 1.2 years.

As of June 30, 2023, 3.0 million shares of Series C Liberty Braves common stock were reserved by Liberty for issuance under exercise privileges of outstanding stock options.

Liberty Braves—Exercises

The aggregate intrinsic value of all Series C Liberty Braves options exercised during the six months ended June 30, 2023 and 2022 was $2.3 million and $415 thousand, respectively.

Liberty Braves—RSAs and RSUs

Liberty had approximately 203 thousand unvested RSAs and RSUs of Liberty Braves common stock held by certain directors, officers and employees of Liberty as of June 30, 2023.  These Series A and Series C unvested RSAs and RSUs of Liberty Braves common stock had a weighted average GDFV of $32.94 per share.

The aggregate fair value of all RSAs and RSUs of Liberty Braves common stock that vested during the six months ended June 30, 2023 and 2022 was $753 thousand and $1.3 million, respectively.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

(7)Commitments and Contingencies

Collective Bargaining Agreement

In March 2022, the Major League Baseball Players Association (“MLBPA”) and the Clubs entered into a new collective bargaining agreement that covers the 2022-2026 MLB seasons (“CBA”). The start of the 2022 regular season was delayed as a result of the related negotiations, but a full season was completed. The CBA contains provisions surrounding revenue sharing among the Clubs, a competitive balance tax on Club payrolls that exceed specified thresholds, minimum player salary levels, an expanded postseason schedule and other provisions impacting Braves Holdings’ operations and its relationships with members of the MLBPA. Braves Holdings’ minor league players are also parties to a collective bargaining agreement. Less than 10% of the Company’s labor force is covered by collective bargaining agreements.

There are two components of the revenue sharing plan that each Club is subject to under the CBA: a straight base revenue pool (the “Pool”) and the Commissioner Discretionary Fund. The size of the Pool is equal to the total amount transferred if each Club contributed 48% of its prior years’ net defined local revenue (“NDLR”). The contributions per Club are based on a composite of the prior three years’ NDLR and funds are distributed equally to all Clubs. Certain Clubs are disqualified from revenue sharing from the Pool based on market size. Also, each season, the Clubs are required to equally fund a Commissioner’s Discretionary Fund up to $15 million. Club submissions of NDLR are subject to audit by the MLB Revenue Sharing Administrator and are subject to rules issued by the MLB Revenue Sharing Definitions Committee.

During the six months ended June 30, 2023 and 2022, Braves Holdings incurred $16.4 million and $9.5 million, respectively, in revenue sharing, which is included as an expense within baseball operating costs in the condensed combined statements of operations.

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. Amounts due under such contracts as of June 30, 2023 aggregated $1,017.6 million, which is payable annually as follows: $225.8 million in 2023, $149.8 million in 2024, $143.4 million in 2025, $136.3 million in 2026, $111.2 million in 2027 and $251.1 million thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

Subsequent to June 30, 2023, Braves Holdings entered into long-term employment contracts with certain players, pursuant to which approximately $12.4 million is anticipated to be paid through 2024 according to the terms of such contracts, excluding any incentive compensation.

Certain employment contracts with players include salary and bonus payments earned but not yet paid and, in certain situations, related accrued interest specified contractually that is due in varying installments through the year 2023. The present value of these obligations, including accrued interest, is calculated at Braves Holdings’ incremental borrowing rate at the time the contractual obligation arose using an interest rate of 5%.

Diamond Sports Group Bankruptcy

ANLBC has a long-term local broadcasting agreement with Sportsouth Network II, LLC, a subsidiary of Diamond Sports Group, granting its regional cable networks the right to broadcast substantially all of the Braves games not otherwise

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

selected for broadcast within the home television territory of the Braves. In March 2023, Diamond Sports Group filed for chapter 11 protection. As a result of the chapter 11 proceeding, ANLBC may be required to repay up to $34.2 million, the amount remitted to ANLBC during the 90-day preference period preceding the filing. In addition, if the broadcasting agreement is rejected in the bankruptcy proceeding, ANLBC will not receive any revenue from Sportsouth Network II, LLC during the remaining contract term and ANLBC would be required to write-down accounts receivable and contract assets of approximately $24.4 million recorded in the condensed combined balance sheet as of June 30, 2023.

Litigation

Braves Holdings, along with the BOC and other MLB affiliates, has been named in a number of lawsuits arising in the normal course of business. We record a liability when we believe that it is both probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate developments in legal matters that could affect the amount of the liability accrual and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. We may be unable to reasonably estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons, including, among others, because: (i) the damages sought are indeterminate; (ii) the proceedings are in the relative early stages; (iii) there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) there remain significant factual issues to be determined or resolved; (vi) the relevant law is unsettled; or (vii) the proceedings involve novel or untested legal theories. In such instances, there may be considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed combined financial statements.

(8)Segment Information

The Company, through its ownership of Braves Holdings, is primarily engaged in the entertainment and real estate industries. The Company identifies its reportable segments as those operating segments that represent 10% or more of its combined annual revenue, annual Adjusted OIBDA (as defined below) or total assets.

The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA (as defined below). In addition, the Company reviews nonfinancial measures such as attendance, viewership and social media.

The Company has identified the following as its reportable segments:

●	Baseball – operations relating to Braves baseball and Truist Park and includes ticket sales, concessions, advertising sponsorships, suites and premium seat fees, broadcasting rights, retail and licensing.
●	Mixed-Use Development – includes retail, office, hotel and entertainment operations within the Battery Atlanta.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, differing revenue sources and marketing strategies.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in thousands
Baseball:
Baseball event	$162,368	145,116	$163,486	146,203
Broadcasting	68,558	63,745	69,449	63,745
Retail and licensing	19,747	17,755	24,122	21,610
Other	4,262	10,302	15,439	15,200
Total Baseball	254,935	236,918	272,496	246,758
Mixed-Use Development	15,188	13,407	28,599	25,097
Total revenue	$270,123	250,325	$301,095	271,855

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The primary source of the Company’s deferred revenue relates to suite and season ticket arrangements, as well as certain sponsorship arrangements. Deferred revenue is recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met. The Company had long-term deferred revenue of $16.1 million and $14.3 million as of June 30, 2023 and December 31, 2022, respectively, which were included in other noncurrent liabilities in the condensed combined balance sheets. During the six months ended June 30, 2023 and 2022, the Company recognized $49.7 million and $22.2 million, respectively, of revenue that was included in deferred revenue at the beginning of the respective year.

Significant portions of the transaction prices for Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $159.6 million for the remainder of 2023, $302.7 million in 2024, $287.4 million in 2025, $654.2 million in 2026 through 2030, and $146.1 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

For segment reporting purposes, the Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring, acquisition and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (Continued)

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in thousands
Baseball	$37,415	41,685	$1,878	10,581
Mixed-Use Development	10,166	8,480	19,319	16,397
Corporate and Other	(5,479)	(1,924)	(10,184)	(4,137)
Total	$42,102	48,241	$11,013	22,841

Other Information

	June 30, 2023			December 31, 2022
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in thousands
Baseball	$977,905	84,388	8,292	953,016	78,326	6,853
Mixed-Use Development	526,142	14,502	21,408	516,498	16,238	10,816
Corporate and other	59,830	—	—	69,531	—	—
Elimination (1)	(54,775)	—	—	(48,384)	—	—
Total	$1,509,102	98,890	29,700	1,490,661	94,564	17,669
(1)	This amount relates to income taxes payable that partially offset income taxes receivable in the condensed combined balance sheets.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	amounts in thousands
Adjusted OIBDA	$42,102	48,241	$11,013	22,841
Impairment of long-lived assets and other related costs	(232)	—	(530)	—
Stock-based compensation	(3,153)	(3,063)	(6,344)	(6,126)
Depreciation and amortization	(19,250)	(17,617)	(33,929)	(35,394)
Operating income (loss)	19,467	27,561	(29,790)	(18,679)
Interest expense	(9,448)	(6,402)	(18,360)	(12,529)
Share of earnings (losses) of affiliates, net	11,462	15,022	10,659	12,143
Unrealized gains (losses) on intergroup interests	(49,409)	34,881	(62,786)	36,103
Realized and unrealized gains (losses) on financial instruments, net	3,840	1,659	3,079	6,460
Gains (losses) on dispositions, net	2,503	28	2,503	20,215
Other, net	813	143	1,654	168
Earnings (loss) before income taxes	$(20,772)	72,892	$(93,041)	43,881

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; the redemption and resulting separation of Atlanta Braves Holdings, Inc. ("Atlanta Braves Holdings," the "Company," "we," "us," or "our") from Liberty Media Corporation; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our combined subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the Company’s ability to recognize anticipated benefits from the Split-Off (defined below);
●	the possibility that the businesses of the Company may suffer as a result of uncertainty surrounding the Split-Off;
●	the possibility that the Split-Off may have unexpected costs;
●	the continuing global impact of the COVID-19 pandemic and other health-related risks and events on the Company’s customers, vendors and businesses generally;
●	the Company’s ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	the Company’s indebtedness could adversely affect operations and could limit its ability to react to changes in the economy or its industry;
●	the Company’s ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of inflation and weak economic conditions on consumer demand for products, services and events offered by the Company;
●	the outcome of pending or future litigation or investigations;
●	the operational risks of the Company and its business affiliates with operations outside of the United States;
●	the Company’s ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the ability of the Company and its affiliates to comply with government regulations, including, without limitation, FCC requirements, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which the Company operates;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the impact of organized labor on the Company;
●	the impact of an expansion of Major League Baseball (“MLB”);
●	the level of broadcasting revenue that Braves Holdings, LLC (“Braves Holdings”) receives;
●	the impact of the Mixed-Use Development (defined below) on the Company and its ability to manage the project; and
●	geopolitical incidents, accidents, terrorist acts, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to the Company and its affiliates.

For additional risk factors, please see Amendment No. 5 to the Registration Statement on Form S-4 (File No. 333-268922) filed with the Securities and Exchange Commission (“SEC”) on June 8, 2023 (the “Registration Statement”). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed combined financial statements and the notes thereto and our audited combined financial statements for the year ended December 31, 2022 in the Registration Statement.

Explanatory Note

During November 2022, the board of directors of Liberty Media Corporation (“Liberty”) authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings, Inc. (the “Split-Off”). Atlanta Braves Holdings is comprised of the businesses, assets and liabilities attributed to the Liberty Braves Group (“Braves Group”), which, as of June 30, 2023, included Liberty’s wholly-owned subsidiary Braves Holdings, corporate cash and intergroup interests in the Braves Group held by the Liberty Formula One Group (the “Formula One Group”) and the Liberty SiriusXM Group.

In contemplation of the Split-Off, the Company filed the Registration Statement with the SEC that became effective during the second quarter of 2023. By virtue of the Registration Statement having gone effective, the Company is required to file a Form 10-Q for the quarter ended June 30, 2023.

The Split-Off was completed on July 18, 2023 and was intended to be tax-free to holders of Liberty Braves common stock. The intergroup interests in the Braves Group remaining immediately prior to the Split-Off were settled and extinguished in connection with the Split-Off through the attribution, to the respective tracking stock group, of Atlanta Braves Holdings Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest.

Overview

The Company manages its business based on the following reportable segments: baseball and mixed-use development.

The baseball segment includes operations relating to Braves baseball and Truist Park and includes revenue generated from ticket sales, concessions, local broadcasting rights, advertising sponsorships, suites and premium seat fees, retail and licensing revenue, shared MLB revenue streams, including national broadcasting rights and licensing, and other sources. Ticket sales, concessions, broadcasting rights and advertising sponsorship sales are the baseball segment’s primary revenue drivers.

The mixed-use development segment includes retail, office, hotel and entertainment operations within The Battery Atlanta (the “Mixed-Use Development”). The Battery Atlanta derives revenue primarily from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships throughout the year.

Results of Operations – June 30, 2023 and 2022

General. Provided in the tables below is information regarding our historical Condensed Combined Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments. The “corporate and other” category consists of those assets which do not qualify as a separate reportable segment.

In December 2021, the collective bargaining agreement, which requires MLB clubs to sign players using a uniform contract, expired and MLB commenced a lockout of the Major League players. As a result of the lockout, the start of the 2022 regular season was delayed. A new five-year collective bargaining agreement was signed in March 2022 and the regular season began in April. Despite the delayed start of the 2022 season, a full regular season was played.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	amounts in thousands
Baseball revenue	$254,935	236,918	$272,496	246,758
Mixed-Use Development revenue	15,188	13,407	28,599	25,097
Total revenue	270,123	250,325	301,095	271,855
Operating costs and expenses:
Baseball operating costs	(195,458)	(169,585)	(232,229)	(195,811)
Mixed-Use Development costs	(2,273)	(2,567)	(4,204)	(4,310)
Selling, general and administrative, excluding stock-based compensation	(30,290)	(29,932)	(53,649)	(48,893)
Stock-based compensation	(3,153)	(3,063)	(6,344)	(6,126)
Impairment of long-lived assets and other related costs	(232)	—	(530)	—
Depreciation and amortization	(19,250)	(17,617)	(33,929)	(35,394)
Operating income (loss)	19,467	27,561	(29,790)	(18,679)
Other income (expense):
Interest expense	(9,448)	(6,402)	(18,360)	(12,529)
Share of earnings (losses) of affiliates, net	11,462	15,022	10,659	12,143
Unrealized gains (losses) on intergroup interests	(49,409)	34,881	(62,786)	36,103
Realized and unrealized gains (losses) on financial instruments, net	3,840	1,659	3,079	6,460
Gains (losses) on dispositions, net	2,503	28	2,503	20,215
Other, net	813	143	1,654	168
Earnings (loss) before income taxes	(20,772)	72,892	(93,041)	43,881
Income tax benefit (expense)	(8,141)	(9,193)	6,152	(3,217)
Net earnings (loss)	$(28,913)	63,699	$(86,889)	40,664

Adjusted OIBDA	42,102	48,241	11,013	22,841

Regular season home games	43	41	43	41
Average number of attendees per regular season home game	32,556	31,839	32,556	31,839

Baseball revenue. Baseball revenue is derived from two primary sources on an annual basis: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue. The following table disaggregates baseball revenue by source:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	amounts in thousands
Baseball event	$162,368	145,116	$163,486	146,203
Broadcasting	68,558	63,745	69,449	63,745
Retail and licensing	19,747	17,755	24,122	21,610
Other	4,262	10,302	15,439	15,200
Total Baseball	$254,935	236,918	$272,496	246,758

Baseball event revenue increased $17.3 million during each of the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year, due to increased ticket demand and attendance at regular season games and an increase in the number of regular season home games during 2023. Broadcasting revenue increased $4.8 million and $5.7 million during the three and six months ended June 30, 2023, respectively, as compared to corresponding periods in the prior year, primarily due to an increase in the number of regular season games, as well as contractual rate increases. Retail and licensing revenue increased $2.0 million and $2.5 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, due to increased attendance at regular season games and demand for City Connect apparel, partially offset by a reduction in demand for World Series Champions apparel. Other revenue, a component of baseball revenue, decreased $6.0 million during the three months ended June 30, 2023, as compared to corresponding period in the prior year, primarily due to fewer concerts at the stadium. Other revenue was relatively flat during the six months ended June 30, 2023, as compared to the corresponding period in the prior year, primarily due to a $3.9 million increase in spring training related revenue (ticket sales, concession revenue and other gameday related revenue), driven by a six game increase in spring training home games, and revenue from additional special events at Truist Park, offset by the impact of fewer concerts at Truist Park. The Braves have a long term local television broadcasting agreement with Sportsouth Network II, LLC. Diamond Sports Group, the parent company of Sportsouth Network II, LLC, is in financial distress and has filed for chapter 11 protection. While the pending bankruptcy proceeding of Diamond Sports Group has not previously had a material unfavorable impact on the Company’s revenue and the Company continues to receive scheduled payments from Diamond Sports Group, we cannot currently predict whether such bankruptcy proceeding is reasonably likely to have a material unfavorable impact on our revenue in the future.

Mixed-Use Development revenue. Mixed-Use Development revenue is derived from the mixed-use facilities and primarily includes rental income and to a lesser extent, parking revenue and sponsorships. For the three and six months ended June 30, 2023, Mixed-Use Development revenue increased $1.8 million and $3.5 million, respectively, as compared to the corresponding periods in the prior year, primarily due to $1.2 million and $2.6 million increases in rental income, respectively, driven by $0.7 million and $1.7 million increases in tenant recoveries, respectively, and $0.5 million and $0.8 million increases primarily related to various new lease agreements, respectively.

Baseball operating costs. Baseball operating costs primarily include costs associated with baseball and stadium operations. For the three and six months ended June 30, 2023, baseball operating expenses increased $25.9 million and $36.4 million, respectively, as compared to the corresponding periods in the prior year, primarily due to $11.0 million and $13.2 million increases in major league player salaries, respectively, $6.8 million and $7.5 million increases under MLB’s revenue sharing plan, as well as other shared expenses, respectively, $3.8 million and $4.5 million increases in variable concession and retail operating costs, respectively, $1.6 million and $2.4 million increases in minor league team and player expenses, respectively, and other increases in various major league baseball team operation and facility expenses. Additional increases in baseball operating costs of $2.8 million were driven by increased spring training related expenses (facility and game day operations, travel, and other variable expenses) due to the impact of additional games during the six months ended June 30, 2023, as compared to the corresponding period in the prior year.

Mixed-Use Development costs. Mixed-Use Development costs primarily include costs associated with maintaining and operating the mixed-use facilities. During the three and six months ended June 30, 2023, Mixed-Use Development costs were relatively flat, as compared to the corresponding periods in the prior year.

Selling, general and administrative, excluding stock-based compensation. Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense was relatively flat and increased $4.8 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increase for the six months ended June 30, 2023 was primarily driven by costs related to the Split-off.

Stock-based compensation. Stock-based compensation was relatively flat during the three and six months ended June 30, 2023, as compared to the corresponding periods in the prior year.

Impairment of long-lived assets and other related costs. Impairment of long-lived assets and other related costs includes charges associated with hurricane damage to the Atlanta Braves’ spring training facility located in North Port, Florida.

Depreciation and amortization. Depreciation and amortization increased $1.6 million during the three months ended June 30, 2023 as compared to the corresponding period in the prior year due to an increase in amortization expense related to amateur player rights. Depreciation and amortization decreased $1.5 million during the six months ended June 30, 2023, as compared to the corresponding period in the prior year due to various assets becoming fully depreciated.

Operating income (loss). Operating income decreased $8.1 million and operating loss increased $11.1 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, due to the above explanations.

Adjusted OIBDA. To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	amounts in thousands
Operating income (loss)	$19,467	27,561	$(29,790)	(18,679)
Impairment of long-lived assets and other related costs	232	—	530	—
Stock-based compensation	3,153	3,063	6,344	6,126
Depreciation and amortization	19,250	17,617	33,929	35,394
Adjusted OIBDA	$42,102	48,241	$11,013	22,841

Adjusted OIBDA is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	amounts in thousands
Baseball	$37,415	41,685	$1,878	10,581
Mixed-Use Development	10,166	8,480	19,319	16,397
Corporate and Other	(5,479)	(1,924)	(10,184)	(4,137)
Total	$42,102	48,241	$11,013	22,841

Combined Adjusted OIBDA decreased $6.1 million and $11.8 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year.

Baseball Adjusted OIBDA decreased $4.3 million and $8.7 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due the fluctuations in baseball revenue and operating costs, as described above.

Mixed-Use Development Adjusted OIBDA improved $1.7 million and $2.9 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to the fluctuations in Mixed-Use Development revenue and costs, as described above.

Corporate and Other Adjusted OIBDA loss increased $3.6 million and $6.0 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in costs related to the Split-Off.

Interest Expense. Interest expense increased $3.0 million and $5.8 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to increased interest rates on the Company’s variable rate debt.

Share of earnings (losses) of affiliates. The following table presents our share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	amounts in thousands
MLB Advanced Media, L.P.	$10,577	13,103	$9,334	10,585
Baseball Endowment L.P.	514	865	711	(461)
Other	371	1,054	614	2,019
Total	$11,462	15,022	$10,659	12,143

Unrealized gains (losses) on intergroup interests. As the notional shares underlying the intergroup interests were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty historically assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock were used for the mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the condensed combined statements of operations. During the second quarter of 2023, Liberty determined that, in connection with the Split-Off, shares of Atlanta Braves Holdings Series C common stock would be used to settle and extinguish the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group. Accordingly, as of June 30, 2023, the market price of Series C Liberty Braves common stock was used for the mark-to market adjustment for the intergroup interest held by the Liberty SiriusXM Group. Unrealized gains (losses) on intergroup interests were driven by changes in the market prices of Liberty Braves common stock. As disclosed above, the intergroup interests were settled and extinguished in connection with the Split-Off.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the Company’s interest rate swaps driven by changes in interest rates.

Gains (losses) on dispositions, net. During the three and six months ended June 30, 2023, the Company recognized a gain on the disposition of a non-financial asset. During the six months ended June 30, 2022, the Company recognized a gain on disposition related to the sale of its three Professional Development League clubs, the Gwinnett Stripers, Mississippi Braves and Rome Braves.

Other, net. Other, net increased $0.7 million and $1.5 million during the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in dividend and interest income.

Income taxes. During the three and six months ended June 30, 2023, the Company recognized losses before income taxes of $20.8 million and $93.0 million, respectively, and income tax expense of $8.1 million and income tax benefit of $6.2 million, respectively. During the three and six months ended June 30, 2022, the Company recognized earnings before income taxes of $72.9 million and $43.9 million, respectively, and income tax expense of $9.2 million and $3.2 million, respectively. For the three months ended June 30, 2023, the Company recognized additional tax expense related to intergroup interest losses that are not deductible for tax purposes and tax expense for the effect of state income taxes. For the six months ended June 30, 2023, the Company recognized additional tax expense related to intergroup interest losses that are not deductible for tax purposes. For the three months ended June 30, 2022, the Company recognized tax benefits related to intergroup interest gains that are not taxable, partially offset by tax expense for the effect of state income taxes. For the six months ended June 30, 2022, the Company recognized tax benefits related to intergroup interest gains that are not taxable, partially offset by tax expense related to the reduction of goodwill as a result of the sale of the Professional Development League Clubs that is not deductible for tax purposes.

Net earnings (loss). The Company had net losses of $28.9 million and $86.9 million during the three and six months ended June 30, 2023, respectively, and net earnings of $63.7 million and $40.7 million during the three months ended June 30, 2022, respectively. The changes in net earnings (loss) were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $130.5 million of cash and cash equivalents. Substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

As stated in note 5 to the accompanying condensed combined financial statements, Braves Holdings is in compliance with all financial debt covenants as of June 30, 2023.

During the six months ended June 30, 2023, the Company’s primary uses of cash were debt service and capital expenditures, funded primarily by cash on hand and cash from operations.

The Company’s uses of cash are expected to be payments to certain players, coaches and executives pursuant to long-term employment agreements, capital expenditures, investments in real estate ventures and debt service payments. The Company expects to fund its projected uses of cash with cash on hand, cash provided by operations and through borrowings under construction loans and revolvers. We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

Sources of Liquidity

The following are potential sources of liquidity: available cash balances, cash generated by Braves Holdings’ operating activities (to the extent such cash exceeds Braves Holdings’ working capital needs and is not otherwise restricted), net proceeds from asset sales, debt borrowings under the LWCF, the MLBFF and the TeamCo Revolver (each as defined below) and dividend and interest receipts.

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs, including the Braves Club Trust (the “Club Trust”). The maximum amount available to the Club Trust under the LWCF was $125 million as of June 30, 2023. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

MLB Facility Fund Revolver

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction. In May 2021, Braves Facility Fund LLC established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund — revolver”). The commitment termination date, which is the repayment date for all amounts borrowed under the MLB facility fund — revolver, is July 10, 2026. The maximum amount available to Braves Facility Fund LLC under the MLB facility fund revolver was $43.1 million as of June 30, 2023. Borrowings outstanding under the MLB facility fund — revolver bore interest at a variable rate of 6.52% per annum as of June 30, 2023.

TeamCo Revolver

A subsidiary of Braves Holdings is party to a Revolving Credit Agreement (the “TeamCo Revolver”), which provides revolving commitments of $150 million and matures in August 2029. There were no borrowings outstanding under the TeamCo Revolver as of June 30, 2023.

Braves Holdings is in compliance with all financial debt covenants as of June 30, 2023.

See note 5 to the accompanying condensed combined financial statements for a description of all indebtedness obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and the conduct of operations. Market risk refers to the risk of loss arising from adverse changes in stock prices and interest rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.

As of June 30, 2023, we had $50.2 million aggregate principal amount of floating rate debt with a weighted average interest rate of 6.7% and $492.6 million aggregate principal amount of fixed rate debt with a weighted average interest rate of 4.4%.

Item 4.    Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to note 7 in the accompanying notes to the condensed combined financial statements for changes in the legal proceedings described in the Registration Statement.

Item 1A. Risk Factors

Various risk factors applicable to the Company and its business are described under the heading “Risk Factors – Factors Relating to the Split-Off Proposal” in the Company’s Amendment No. 5 to the Registration Statement on Form S-4 (File No. 333-268922) filed with the Securities and Exchange Commission on June 8, 2023, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.    Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

Item 6.    Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1

Reorganization Agreement, dated as of July 28, 2023, by and between Liberty Media Corporation and Atlanta Braves Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Atlanta Braves Holdings, Inc. with the Securities and Exchange Commission on July 18, 2023).

10.2

Tax Sharing Agreement, dated as of July 18, 2023, by and between Liberty Media Corporation and Atlanta Braves Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Atlanta Braves Holdings, Inc. with the Securities and Exchange Commission on July 18, 2023).

10.3

Services Agreement, dated as of July 18, 2023, by and between Liberty Media Corporation and Atlanta Braves Holding, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Atlanta Braves Holdings, Inc. with the Securities and Exchange Commission on July 18, 2023).

10.4

Facilities Sharing Agreement, dated as of July 18, 2023, by and between Liberty Media Corporation and Atlanta Braves Holding, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Atlanta Braves Holdings, Inc. with the Securities and Exchange Commission on July 18, 2023).

10.5

Aircraft Time Sharing Agreements, dated as of July 18, 2023, by and between Liberty Media Corporation and Atlanta Braves Holding, Inc. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Atlanta Braves Holdings, Inc. with the Securities and Exchange Commission on July 18, 2023).

10.6	Registration Rights Agreement, dated as of July 18, 2023, by and between Liberty Media Corporation and Atlanta Braves Holding, Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on

II-1

Form 8-K filed by Atlanta Braves Holdings, Inc. with the Securities and Exchange Commission on July 18, 2023).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTA BRAVES HOLDINGS, INC.

Date:	August 4, 2023	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei
Chairman of the Board, President and Chief Executive Officer

Date:	August 4, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-3