Form 10-Q
period 2023-09-30
Atlanta Braves Holdings, Inc.
filed 2023-11-06
CIK 1958140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧    No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Atlanta Braves Holdings, Inc. common stock as of October 31, 2023 was:

	Series A	Series B	Series C
Atlanta Braves Holdings, Inc. common stock	10,318,202	977,795	50,427,832

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2023	2022

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$106,715	150,664
Restricted cash	19,814	22,149
Accounts receivable and contract assets, net of allowance for credit losses	99,095	70,234
Other current assets	18,224	24,331
Total current assets	243,848	267,378

Property and equipment, at cost (note 3)	1,061,776	1,007,776
Accumulated depreciation	(312,286)	(277,979)
	749,490	729,797

Investments in affiliates, accounted for using the equity method (note 4)	105,614	94,564
Intangible assets not subject to amortization:
Goodwill	175,764	175,764
Franchise rights	123,703	123,703
	299,467	299,467

Other assets, net	120,420	99,455
Total assets	$1,518,839	1,490,661

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	September 30,	December 31,
	2023	2022

	amounts in thousands
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$68,339	54,748
Deferred revenue and refundable tickets	106,120	104,996
Current portion of debt (note 5)	7,786	74,806
Other current liabilities	7,056	6,361
Total current liabilities	189,301	240,911

Long-term debt (note 5)	547,485	467,160
Redeemable intergroup interests	—	278,103
Finance lease liabilities	106,751	107,220
Deferred income tax liabilities	56,682	54,099
Pension liability	10,712	15,405
Other noncurrent liabilities	32,257	28,253
Total liabilities	943,188	1,191,151
Equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; zero shares issued at September 30, 2023 and December 31, 2022	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,318,202 and zero at September 30, 2023 and December 31, 2022, respectively	103	—
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 977,795 and zero at September 30, 2023 and December 31, 2022, respectively	10	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 50,427,249 and zero at September 30, 2023 and December 31, 2022, respectively	504	—
Additional paid-in capital	1,088,517	—
Former parent’s investment	—	732,350
Accumulated other comprehensive earnings (loss), net of taxes	(3,510)	(3,758)
Retained earnings (deficit)	(522,018)	(429,082)
Total stockholders' equity/former parent's investment	563,606	299,510
Noncontrolling interests in equity of subsidiaries	12,045	—
Total equity	575,651	299,510
Commitments and contingencies (note 7)
Total liabilities and equity	$1,518,839	1,490,661

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in thousands, except per share amounts
Revenue:
Baseball revenue	$256,266	231,279	$528,762	478,037
Mixed-Use Development revenue	15,558	14,168	44,157	39,265
Total revenue	271,824	245,447	572,919	517,302
Operating costs and expenses:
Baseball operating costs	198,195	194,216	430,424	390,027
Mixed-Use Development costs	2,247	2,089	6,451	6,399
Selling, general and administrative, including stock-based compensation	34,346	27,688	94,339	82,707
Impairment of long-lived assets and other related costs	34	4,811	564	4,811
Depreciation and amortization	21,286	21,335	55,215	56,729
	256,108	250,139	586,993	540,673
Operating income (loss)	15,716	(4,692)	(14,074)	(23,371)
Other income (expense):
Interest expense	(9,657)	(7,999)	(28,017)	(20,528)
Share of earnings (losses) of affiliates, net (note 4)	12,725	9,975	23,384	22,118
Realized and unrealized gains (losses) on intergroup interests, net	(20,392)	(30,940)	(83,178)	5,163
Realized and unrealized gains (losses) on financial instruments, net	2,593	5,778	5,672	12,238
Gains (losses) on dispositions, net (note 1)	15	68	2,518	20,283
Other, net	1,209	161	2,863	329
Earnings (loss) before income taxes	2,209	(27,649)	(90,832)	16,232
Income tax benefit (expense)	(8,256)	(2,248)	(2,104)	(5,465)
Net earnings (loss)	$(6,047)	(29,897)	$(92,936)	10,767
Basic net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$(0.10)	(0.48)	$(1.51)	0.17
Diluted net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$(0.10)	(0.48)	$(1.51)	0.17

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in thousands
Net earnings (loss)	$(6,047)	(29,897)	$(92,936)	10,767
Other comprehensive earnings (loss), net of tax:
Unrealized holdings gains (losses) arising during the period	(137)	1	(327)	(1)
Share of other comprehensive earnings (loss) of affiliates	683	—	575	—
Other comprehensive earnings (loss), net of tax	546	1	248	(1)
Comprehensive earnings (loss)	$(5,501)	(29,896)	$(92,688)	10,766

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2023	2022

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(92,936)	10,767
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	55,215	56,729
Stock-based compensation	9,653	9,188
Impairment of long-lived assets	—	4,811
Share of (earnings) losses of affiliates, net	(23,384)	(22,118)
Realized and unrealized (gains) losses on intergroup interests, net	83,178	(5,163)
Realized and unrealized (gains) losses on financial instruments, net	(5,672)	(12,238)
(Gains) losses on dispositions, net	(2,518)	(20,283)
Deferred income tax expense (benefit)	(6,086)	(2,111)
Cash receipts from returns on equity method investments	12,350	14,850
Other charges (credits), net	4,856	2,041
Net change in operating assets and liabilities:
Current and other assets	(67,475)	(22,628)
Payables and other liabilities	11,513	5,543
Net cash provided by (used in) operating activities	(21,306)	19,388
Cash flows from investing activities:
Capital expended for property and equipment	(45,313)	(13,174)
Cash proceeds from dispositions	—	47,840
Investments in equity method affiliates and equity securities	(125)	(5,273)
Other investing activities, net	110	—
Net cash provided by (used in) investing activities	(45,328)	29,393
Cash flows from financing activities:
Borrowings of debt	52,248	134,753
Repayments of debt	(38,997)	(235,368)
Payments to settle intergroup interests	—	(13,828)
Contribution from noncontrolling interest	12,045	—
Other financing activities, net	(4,946)	(5,135)
Net cash provided by (used in) financing activities	20,350	(119,578)
Net increase (decrease) in cash, cash equivalents and restricted cash	(46,284)	(70,797)
Cash, cash equivalents and restricted cash at beginning of period	172,813	244,113
Cash, cash equivalents and restricted cash at end of period	$126,529	173,316

Supplemental disclosure to the condensed consolidated statements of cash flows:
Property and equipment expenditures incurred but not yet paid	$20,540	6,250

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$106,715	150,664
Restricted cash	19,814	22,149
Total cash, cash equivalents and restricted cash at end of period	$126,529	172,813

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

							Accumulated
							other		Noncontrolling
					Former	Additional	comprehensive	Retained	interests
	Preferred	Common Stock			parent's	paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	investment	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2023	$—	—	—	—	732,350	—	(3,758)	(429,082)	—	299,510
Net earnings (loss)	—	—	—	—	—	—	—	(92,936)	—	(92,936)
Other comprehensive earnings (loss)	—	—	—	—	—	—	248	—	—	248
Stock-based compensation	—	—	—	—	6,294	3,309	—	—	—	9,603
Change in capitalization in connection with Atlanta Braves Holdings Split-Off	—	103	10	418	(724,115)	723,584	—	—	—	—
Tax sharing adjustment with Former parent	—	—	—	—	(7,354)	—	—	—	—	(7,354)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	12,045	12,045
Settlement of intergroup interest	—	—	—	86	—	361,195	—	—	—	361,281
Other	—	—	—	—	(7,175)	429	—	—	—	(6,746)
Balance at September 30, 2023	$—	103	10	504	—	1,088,517	(3,510)	(522,018)	12,045	575,651

							Accumulated
							other		Noncontrolling
					Former	Additional	comprehensive	Retained	interests
	Preferred	Common Stock			parent's	paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	investment	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at June 30, 2023	$—	—	—	—	730,620	—	(4,056)	(515,971)	11,289	221,882
Net earnings (loss)	—	—	—	—	—	—	—	(6,047)	—	(6,047)
Other comprehensive earnings (loss)	—	—	—	—	—	—	546	—	—	546
Stock-based compensation	—	—	—	—	—	3,309	—	—	—	3,309
Change in capitalization in connection with Atlanta Braves Holdings Split-Off	—	103	10	418	(724,115)	723,584	—	—	—	—
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	756	756
Settlement of intergroup interest	—	—	—	86	—	361,195	—	—	—	361,281
Other	—	—	—	—	(6,505)	429	—	—	—	(6,076)
Balance at September 30, 2023	$—	103	10	504	—	1,088,517	(3,510)	(522,018)	12,045	575,651

See accompanying notes to condensed consolidated financial statements

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Equity (continued)

(unaudited)

			Accumulated
			other
	Former	Retained	comprehensive
	parent's	earnings	earnings	Total
	investment	(deficit)	(loss)	equity

	amounts in thousands
Balance at January 1, 2022	$720,023	(394,891)	(18,909)	306,223
Net earnings (loss)	—	10,767	—	10,767
Other comprehensive earnings (loss)	—	—	(1)	(1)
Stock-based compensation	9,188	—	—	9,188
Other	169	(18)	—	151
Balance at September 30, 2022	$729,380	(384,142)	(18,910)	326,328

			Accumulated
			other
	Former	Retained	comprehensive
	parent's	earnings	earnings	Total
	investment	(deficit)	(loss)	equity

	amounts in thousands
Balance at June 30, 2022	$726,300	(354,245)	(18,911)	353,144
Net earnings (loss)	—	(29,897)	—	(29,897)
Other comprehensive earnings (loss)	—	—	1	1
Stock-based compensation	3,062	—	—	3,062
Other	18	—	—	18
Balance at September 30, 2022	$729,380	(384,142)	(18,910)	326,328

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)Basis of Presentation

During November 2022, the board of directors of Liberty Media Corporation (“Liberty” or “Former parent”) authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings, Inc. (the “Split-Off”). The Split-Off was completed on July 18, 2023 and was intended to be tax-free to holders of Liberty Braves common stock. Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings” or the “Company”) is comprised of the businesses, assets and liabilities previously attributed to the Liberty Braves Group (“Braves Group”), which, as of September 30, 2023, included Atlanta Braves Holdings’ wholly-owned subsidiary Braves Holdings, LLC (“Braves Holdings”) and corporate cash.

The accompanying condensed consolidated financial statements represent the combination of the historical financial information of the Braves Group until the date of the Split-Off. Although Atlanta Braves Holdings was reported as a combined company until the date of the Split-Off, all periods reported herein are referred to as consolidated. These financial statements refer to the consolidation of Braves Holdings, cash and intergroup interests in the Braves Group (prior to settlement/extinguishment) as "Atlanta Braves Holdings," "the Company," "us," "we" and "our" in the notes to the condensed consolidated financial statements. The Split-Off is accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty Braves common stock. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 2022 as presented in Amendment No. 5 to the Registration Statement on Form S-4 (File No. 333-268922) filed on June 8, 2023.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurements of non-financial instruments and (ii) accounting for income taxes to be its most significant estimates.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

In January 2022, Braves Holdings sold the three Professional Development League clubs to a third party and recognized a gain of approximately $20.3 million, which was allocated entirely to the baseball reportable segment. Each of the three clubs remain affiliated with Braves Holdings via player development license agreements with MLB Professional Development Leagues, LLC. Additionally, Braves Holdings granted an exclusive, royalty free, sub-licensable, and irrevocable license to use various tradenames and logos. The license fee is included within the total purchase price of approximately $49.4 million.

Split-Off of Atlanta Braves Holdings from Liberty

Prior to the Split-Off, a portion of Liberty’s general and administrative expenses, including legal, tax, accounting, treasury and investor relations support was allocated to the Braves Group each reporting period based on an estimate of time spent. The Braves Group paid $4.5 million during 2023 prior to the Split-Off and paid $3.5 million and $6.0 million during the three and nine months ended September 30, 2022, respectively, for such expenses.

Prior to the Split-Off, the Liberty Formula One Group (the “Formula One Group”) and the Liberty SiriusXM Group held intergroup interests in the Braves Group. The intergroup interests represented quasi-equity interests which were not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group had attributed interests in the Braves Group, which were generally stated in terms of a number of shares of Liberty Braves common stock. As of December 31, 2022, 6,792,903 notional shares represented an 11.0% intergroup interest in the Braves Group held by the Formula One Group and 1,811,066 notional shares represented a 2.9% intergroup interest in the Braves Group held by the Liberty SiriusXM Group. Historically, Liberty assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock and that the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock were used for the mark-to-market adjustment for the intergroup interests held by the Formula One Group and the Liberty SiriusXM Group, respectively, through the condensed consolidated statements of operations. During the second quarter of 2023, Liberty determined that, in connection with the Split-Off, shares of Atlanta Braves Holdings Series C common stock would be used to settle and extinguish the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group. Accordingly, effective as of June 30, 2023 and through the Split-Off date, the market price of Series C Liberty Braves common stock was used for the mark-to market adjustment for the intergroup interest held by the Liberty SiriusXM Group.

The intergroup interests in the Braves Group remaining immediately prior to the Split-Off were settled and extinguished in connection with the Split-Off through the attribution, to the respective tracking stock group, of Atlanta Braves Holdings Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest.

Following the Split-Off, Liberty and Atlanta Braves Holdings operate as separate, publicly traded companies and Liberty owns 1,811,066 shares of Atlanta Braves Holdings Series C common stock. Within one year following the Split-

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Off, Liberty intends to either exchange the shares of Atlanta Braves Holdings Series C common stock with one or more third party lenders to satisfy certain of Liberty’s debt obligations or dispose of such shares in one or more public or private sale transactions. Following the exchange or disposal of such shares, neither Liberty nor Atlanta Braves Holdings is expected to have any continuing stock ownership, beneficial or otherwise, in the other.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Atlanta Braves Holdings and Liberty with respect to and resulting from the Split-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Atlanta Braves Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury and investor relations support. Atlanta Braves Holdings will reimburse Liberty for direct, out-of-pocket expenses and will pay a services fee to Liberty under the services agreement that is subject to adjustment quarterly, as necessary. Additionally, pursuant to the services agreement with Liberty, in connection with Liberty’s employment arrangement with Gregory B. Maffei, the Company’s Chairman, President and Chief Executive Officer, components of Mr. Maffei’s compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., Liberty Broadband Corporation and Qurate Retail, Inc. (collectively, the “Service Companies”) or reimbursed to Liberty, in each case, based on allocations among Liberty and the Service Companies set forth in the amended services agreement, currently set at 7% for the Company but subject to adjustment on an annual basis and upon the occurrence of certain events. Under the facilities sharing agreement, Atlanta Braves Holdings shares office space with Liberty and related amenities at Liberty’s corporate headquarters. The aircraft time sharing agreements provide for Liberty to lease certain aircraft that it or its subsidiaries own to Atlanta Braves Holdings for use on a periodic, non-exclusive time sharing basis. Pursuant to the registration rights agreement with Liberty, Atlanta Braves Holdings has commenced a registration process to effect the registration of shares of Atlanta Braves Holdings’ Series C common stock that were issued to Liberty in settlement and extinguishment of the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group.

Under these various agreements, amounts reimbursable to Liberty aggregated $0.8 million for the three months ended September 30, 2023.

Seasonality

Braves Holdings revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season.

(2)Earnings Attributable to Atlanta Braves Holdings Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Atlanta Braves Holdings shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

converted at the beginning of the periods presented. Excluded from diluted EPS for both the three and nine months ended September 30, 2023 are 3 thousand potential common shares because their inclusion would have been antidilutive.

The Company issued 61.7 million common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock issued in connection with the Split-Off on July 18, 2023. The number of shares issued upon completion of the Split-Off was used to determine both basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2022, as no Company equity awards were outstanding prior to the completion of the Split-Off.

	Three months ended	Nine months ended
	September 30,	September 30,
	2023	2023

	(numbers of shares in thousands)
Basic WASO	61,720	61,720
Potentially dilutive shares (1)	868	868
Diluted WASO	62,588	62,588

(1) Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

(3) Property and Equipment

Property and equipment consisted of the following:

		September 30, 2023			December 31, 2022
			Owned			Owned
	Estimated		assets			assets
	Useful	Owned	available to		Owned	available to
	Life	assets	be leased	Total	assets	be leased	Total

	in years	amounts in thousands
Land	NA	$18,583	22,891	41,474	19,643	21,831	41,474
Buildings and improvements	15-39	281,450	355,272	636,722	282,314	354,959	637,273
Leasehold improvements	15-39	76,088	62,062	138,150	72,455	61,876	134,331
Furniture and equipment	5-7	179,845	8,265	188,110	176,227	8,061	184,288
Construction in progress	NA	313	57,007	57,320	886	9,524	10,410
Property and equipment, at cost		$556,279	505,497	1,061,776	551,525	456,251	1,007,776

Depreciation expense was $13.7 million and $13.6 million for the three months ended September 30, 2023 and 2022, respectively, and $40.5 million and $42.3 million for the nine months ended September 30, 2023 and 2022, respectively.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4)Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	September 30, 2023		December 31, 2022
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
MLBAM	3.3%	$56,375	45,102
BELP	3.3%	34,674	33,224
Other	50.0%	14,565	16,238
Total		$105,614	94,564

The following table presents the Company’s share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in thousands
MLBAM	$9,797	9,723	$19,131	20,308
BELP	739	(1,942)	1,450	(2,403)
Other	2,189	2,194	2,803	4,213
Total	$12,725	9,975	$23,384	22,118

MLBAM

MLB Advanced Media, L.P. (“MLBAM”) was formed in January 2000 pursuant to a vote of the 30 owners of the Clubs, whereby each Club agreed to cede substantially all of its individual Club internet and interactive media rights to MLBAM for an indirect 3.3% interest in MLBAM. The Company’s investment in MLBAM is considered an equity method investment as the investment is in a limited partnership where significant influence is generally presumed to exist.

At the time of the acquisition of ANLBC by a predecessor of Liberty in 2007, the fair value of the MLBAM investment exceeded ANLBC’s proportionate share of MLBAM’s net assets, resulting in excess basis in the investment in MLBAM. The excess basis as of September 30, 2023 and December 31, 2022 was indefinite lived and aggregated approximately $10.3 million.

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

Other Affiliates

Braves Holdings has 50% interests in three joint ventures that were formed to develop, own and operate hotels in the Mixed-Use Development. The equity method of accounting is applied to these investments as Braves Holdings does

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

not have the ability to direct the most significant activities that impact their economic performance. In addition, Braves Holdings records its share of the earnings (losses) of these investments on a three month lag.

(5)Debt

Debt is summarized as follows:

	September 30,	December 31,
	2023	2022

	amounts in thousands
Baseball
League wide credit facility	$—	—
MLB facility fund - term	30,000	30,000
MLB facility fund - revolver	41,400	43,700
TeamCo revolver	10,000	—
Term debt	165,370	171,694
Mixed-Use Development
Credit facilities	46,329	103,163
Term debt	266,070	197,334
Deferred financing costs	(3,898)	(3,925)
Total debt	555,271	541,966
Debt classified as current	(7,786)	(74,806)
Total long-term debt	$547,485	467,160

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Braves Holdings also established a special purpose Delaware statutory trust, the Braves Club Trust (the “Club Trust”), and transferred, among other things, to the Club Trust its rights to receive distributions of revenue from the National Broadcasting Contracts, which secure borrowings under the LWCF. Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs. Major League Baseball Trust has granted Wells Fargo Bank, National Association, the collateral agent in respect of the LWCF, a first priority lien to secure the borrowings under the LWCF. The maximum amount available to the Club Trust under the LWCF was $125 million as of September 30, 2023. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Revolver

In May 2021, Braves Facility Fund established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The maximum amount available to Braves Facility Fund under the MLB facility fund – revolver was $41.4 million as of September 30, 2023. The commitment termination date, which is the repayment date for all amounts borrowed under the revolving credit facility of the MLBFF, is July 10, 2026.

Under a credit agreement, Braves Facility Fund can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month LIBOR plus a margin of 1.275% to 1.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime rate, and (z) LIBOR plus 1.00%, plus a margin of 0.275% to 0.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. Beginning in May 2022, interest based on LIBOR under the MLB facility fund – revolver was replaced with interest based on the SOFR plus 0.1%. Borrowings outstanding under the MLB facility fund – revolver bore interest at a rate of 6.69% per annum as of September 30, 2023.

TeamCo Revolver

In September 2016, a subsidiary of Braves Holdings amended a revolving credit agreement (the “TeamCo Revolver”) that provided for revolving commitments of $85 million. Under the agreement, Braves Holdings can request a revolving credit loan in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Base Rate loan was the greater of (x) the prevailing Prime rate, (y) the prevailing Federal Funds rate plus 0.50%, and (z) LIBOR plus 1.00%, plus a margin of 0.25%. In August 2022, the TeamCo Revolver was amended, increasing the borrowing capacity to $150 million, extending the maturity to August 2029 and replacing the Eurodollar interest rate with SOFR. Borrowings outstanding under the TeamCo Revolver bore interest at a rate of 6.57% and the maximum amount available was $140 million as of September 30, 2023. Under the TeamCo Revolver, Braves Holdings must maintain certain financial covenants, including a fixed-charge coverage ratio and total enterprise indebtedness.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Baseball Term Debt

In August 2016, a subsidiary of Braves Holdings entered into a senior secured permanent placement note purchase agreement for $200 million (the “Note Purchase Agreement”). The notes bear interest at 3.77% per annum and are scheduled to mature in September 2041. Braves Holdings makes principal and interest payments of $6.4 million each March 30 and September 30. At September 30, 2023, Braves Holdings had borrowings of $163.9 million under the Note Purchase Agreement, net of unamortized debt issuance costs of $1.4 million. Additionally, Braves Holdings must maintain certain financial covenants including debt service coverage ratios.

Mixed-Use Development Credit Facilities

In August 2016, a subsidiary of Braves Holdings entered into a $37.5 million construction loan agreement that matures in November 2024. The proceeds were primarily used to pay the construction costs of an entertainment building adjacent to the Stadium, as well as assist with phase II construction of the Mixed-Use Development. Interest accrues monthly at 4% per annum. Beginning December 15, 2020 and on each month thereafter, Braves Holdings makes principal and interest payments of $179 thousand. At September 30, 2023, Braves Holdings had borrowings outstanding of $34.8 million, net of unamortized debt issuance costs of $0.1 million. Under the construction loan, Braves Holdings must maintain certain financial covenants, including a debt yield ratio.

In December 2022, a subsidiary of Braves Holdings entered into a $112.5 million construction loan agreement that has an initial maturity date of December 2026. The proceeds of the construction loan agreement will be used to pay the construction costs of an office building adjacent to the Stadium. Loans under the construction loan bear interest at SOFR plus 2.00% per annum (subject to a reduction to 1.80% per annum if certain conditions are met). Borrowings outstanding under the construction loan bore interest at a rate of 7.32% as of September 30, 2023. As of September 30, 2023, Braves Holdings had borrowings outstanding of $10.7 million under the construction loan, net of unamortized debt issuance costs of $0.7 million.

Mixed-Use Development Term Debt

In May 2018, a subsidiary of Braves Holdings refinanced a construction loan with a $95 million term loan agreement (the “Term Loan Agreement”). The Term Loan Agreement bears interest at one-month LIBOR plus 1.35% per annum and is scheduled to mature on May 18, 2025. The full principal amount will be due at maturity. At September 30, 2023, Braves Holdings had borrowings of $94.9 million under the Term Loan Agreement, net of unamortized debt issuance costs of $0.1 million. In April 2023, the Term Loan Agreement was amended to change the reference rate on borrowings to daily simple SOFR.

In June 2022, subsidiaries of Braves Holdings refinanced a construction loan agreement that was used to construct an office building within the Mixed-Use Development with a new term loan facility with $125 million in commitments, approximately $22.7 million of which is not available for borrowing as of September 30, 2023, but is expected to be available once certain conditions are met. The term loan agreement bears interest at one-month SOFR plus 2.10% per annum and is scheduled to mature on June 13, 2027. Borrowings outstanding under the term loan bore interest at a rate of 7.42% as of September 30, 2023. Approximately $1.9 million of annual principal payments commence in July 2024. At September 30, 2023, Braves Holdings had borrowings outstanding of $101.5 million under the term loan facility, net of unamortized debt issuance costs of $0.8 million.

In May 2023, a subsidiary of Braves Holdings refinanced an $80 million construction loan agreement that was used to construct the retail portion of the Mixed-Use Development with a new term loan with $80 million in commitments, approximately $11.3 million of which is not available for borrowing as of September 30, 2023, but is expected to be

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

available once certain conditions are met. The term loan agreement bears interest at daily simple SOFR plus 2.50% per annum and is scheduled to mature on May 18, 2028. Approximately $1.0 million of annual principal payments commence in June 2026. At September 30, 2023, Braves Holdings had borrowings outstanding of $68.2 million, net of unamortized debt issuance costs of $0.6 million.

Fair Value of Debt

Due to the variable rate nature of the LWCF, MLB facility fund – revolver, TeamCo Revolver and the Mixed-Use Development term debt, the Company believes that the carrying amount of such debt approximates fair value at September 30, 2023.  The estimated fair value of the senior secured permanent placement notes was $134.4 million as of September 30, 2023, based on current U.S. treasury rates for similar financial instruments.

Debt Covenants

As of September 30, 2023, Braves Holdings was in compliance with all financial debt covenants.

Interest Rate Swaps (Level 2)

In May 2018, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $95 million, maturing on May 5, 2025. As of September 30, 2023 and December 31, 2022, the fair value of the interest rate swap was $3.5 million and $3.4 million, respectively.

In August 2019, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million, that matured on March 8, 2023. Effective April 1, 2020, the notional amount began at $25 million and increased over time to $100 million as of August 1, 2020. As of December 31, 2022, the fair value of the interest rate swap was $855 thousand.

In May 2022, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million, maturing on June 1, 2025. The interest rate swap became effective in March 2023. As of September 30, 2023 and December 31, 2022, the fair value of the interest rate swap was $3.8 million and $2.9 million, respectively.

In June 2023, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $64 million, maturing on May 18, 2028. The interest rate swap became effective in June 2023. As of September 30, 2023, the fair value of the interest rate swap was $1.8 million.

Interest rate swaps are included within other assets as of September 30, 2023 and other current assets and other assets as of December 31, 2022 in the condensed consolidated balance sheets and changes in the fair value of the interest rate swaps are recorded to realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations.

(6)Stock-Based Compensation

The Company recorded stock-based compensation expense of $3.3 million and $3.1 million during the three months ended September 30, 2023 and 2022, respectively, and $9.7 million and $9.2 million during the nine months ended September 30, 2023 and 2022, respectively. These amounts are included in selling, general and administrative expense in the condensed consolidated statements of operations.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Atlanta Braves Holdings—Incentive Plans

Prior to the Split-Off and pursuant to the Liberty Media Corporation 2022 Omnibus Incentive Plan, Liberty granted to certain of its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), restricted stock units (“RSUs”) and stock options to purchase shares of Liberty Braves common stock (collectively, “Awards”). At the time of the Split-Off, the Awards were exchanged into RSAs, RSUs and stock options to purchase shares of Atlanta Braves Holdings common stock.

Subsequent to the Split-Off, the Company can grant, to certain of its directors, employees and employees of its subsidiaries, RSAs, RSUs and stock options to purchase shares of its common stock, under the Atlanta Braves Holdings 2023 Omnibus Incentive Plan (the “2023 Plan”) and may grant Awards in respect of a maximum of 7.25 million shares of Atlanta Braves Holdings common stock.

Awards generally vest over 1-5 years and have a term of 7-10 years. The Company issues new shares upon exercise of equity awards. The Company measures the cost of employee services received in exchange for an equity classified Award (such as RSAs, RSUs and stock options) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Atlanta Braves Holdings—Grants of Awards

The Company did not grant any options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock during the nine months ended September 30, 2023.

In connection with the CEO’s employment agreement, during the nine months ended September 30, 2023, Liberty granted 31 thousand performance-based RSUs of Atlanta Braves Holdings Series C common stock to its CEO. Such RSUs had a GDFV of $34.44 per share and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the Company’s compensation committee. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. The Company assesses the probability of achieving the performance objectives each reporting period and as satisfaction of the performance objectives is deemed probable, the Company records the associated compensation expense.

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes valuation model. The Company estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for options is based on the historical volatility of Atlanta Braves Holdings common stock (and previously, Liberty Braves common stock) and the implied volatility of publicly traded Atlanta Braves Holdings options (and previously, Liberty Braves options). The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Atlanta Braves Holdings—Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Atlanta Braves Holdings common stock granted to certain officers, employees and directors, as well as the weighted average remaining life and aggregate intrinsic value of the options.

			Weighted		Aggregate
			average		intrinsic
	Series C		remaining		value
	(000's)	WAEP	life		(in millions)
Outstanding at January 1, 2023	3,108	$26.17
Granted	8	$36.73
Exercised	(156)	$18.40
Forfeited/Cancelled	(4)	$22.75
Outstanding at September 30, 2023	2,956	$26.62	3.8	years	$27
Exercisable at September 30, 2023	1,379	$25.69	3.6	years	$14

As of September 30, 2023, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock.

As of September 30, 2023, the total unrecognized compensation cost related to unvested Atlanta Braves Holdings Awards was approximately $6.8 million. Such amount will be recognized in the Company’s condensed consolidated statements of operations over a weighted average period of approximately 2.0 years.

As of September 30, 2023, 3.0 million shares of Atlanta Braves Holdings Series C common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

Atlanta Braves Holdings—Exercises

The aggregate intrinsic value of all Atlanta Braves Holdings Series C common stock options exercised during the nine months ended September 30, 2023 and 2022 was $2.3 million and $490 thousand, respectively.

Atlanta Braves Holdings—RSAs and RSUs

The Company had approximately 302 thousand unvested RSAs and RSUs of Atlanta Braves Holdings common stock held by certain directors, officers and employees of the Company as of September 30, 2023. These Series A and Series C unvested RSAs and RSUs of Atlanta Braves Holdings common stock had a weighted average GDFV of $33.99 per share.

The aggregate fair value of all RSAs and RSUs of Atlanta Braves Holdings common stock that vested during the nine months ended September 30, 2023 and 2022 was $753 thousand and $1.3 million, respectively.

(7)Commitments and Contingencies

Collective Bargaining Agreement

In March 2022, the Major League Baseball Players Association (“MLBPA”) and the Clubs entered into a new collective bargaining agreement that covers the 2022-2026 MLB seasons (“CBA”). The start of the 2022 regular season was delayed as a result of the related negotiations, but a full season was completed. The CBA contains provisions

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

surrounding revenue sharing among the Clubs, a competitive balance tax on Club payrolls that exceed specified thresholds, minimum player salary levels, an expanded postseason schedule and other provisions impacting Braves Holdings’ operations and its relationships with members of the MLBPA. Braves Holdings’ minor league players are also parties to a collective bargaining agreement. Approximately 10% of the Company’s labor force is covered by collective bargaining agreements.

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

During the nine months ended September 30, 2023 and 2022, Braves Holdings incurred $31.8 million and $19.4 million, respectively, in revenue sharing, which is included as an expense within baseball operating costs in the condensed consolidated statements of operations.

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of September 30, 2023, amounts payable annually under such contracts aggregated $231.9 million in 2023, $157.6 million in 2024, $143.5 million in 2025, $136.4 million in 2026, $111.2 million in 2027 and $251.2 million, combined, thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

Subsequent to September 30, 2023, Braves Holdings entered into long-term employment contracts with certain players, pursuant to which approximately $40.3 million is anticipated to be paid through 2026 according to the terms of such contracts, excluding any incentive compensation.

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

Diamond Sports Group Bankruptcy

ANLBC has a long-term local broadcasting agreement with Sportsouth Network II, LLC, a subsidiary of Diamond Sports Group, granting its regional cable networks the right to broadcast substantially all of the Braves games not otherwise selected for broadcast within the home television territory of the Braves. In March 2023, Diamond Sports Group filed for chapter 11 protection. As a result of the chapter 11 proceeding, ANLBC may be required to repay up to $34.2 million, the amount remitted to ANLBC during the 90-day preference period preceding the filing. In addition, if the broadcasting agreement is rejected in the bankruptcy proceeding, ANLBC will not receive any revenue from Sportsouth Network II, LLC during the remaining contract term and ANLBC would be required to write-down accounts receivable and contract assets of approximately $45.9 million recorded in the condensed consolidated balance sheet as of September 30, 2023.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Litigation

Braves Holdings, along with the BOC and other MLB affiliates, has been named in a number of lawsuits arising in the normal course of business. We record a liability when we believe that it is both probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate developments in legal matters that could affect the amount of the liability accrual and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. We may be unable to reasonably estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons, including, among others, because: (i) the damages sought are indeterminate; (ii) the proceedings are in the relative early stages; (iii) there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) there remain significant factual issues to be determined or resolved; (vi) the relevant law is unsettled; or (vii) the proceedings involve novel or untested legal theories. In such instances, there may be considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

(8)Segment Information

The Company, through its ownership of Braves Holdings, is primarily engaged in the entertainment and real estate industries. The Company identifies its reportable segments as those operating segments that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA (as defined below) or total assets.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in thousands
Baseball:
Baseball event	$160,794	134,941	$324,280	281,144
Broadcasting	69,337	66,901	138,786	130,646
Retail and licensing	20,904	17,590	45,026	39,200
Other	5,231	11,847	20,670	27,047
Total Baseball	256,266	231,279	528,762	478,037
Mixed-Use Development	15,558	14,168	44,157	39,265
Total revenue	$271,824	245,447	$572,919	517,302

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The primary source of the Company’s deferred revenue relates to suite and season ticket arrangements, as well as certain sponsorship arrangements. Deferred revenue is recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met. The Company had long-term deferred revenue of $16.6 million and $14.3 million as of September 30, 2023 and December 31, 2022, respectively, which were included in other noncurrent liabilities in the condensed consolidated balance sheets. During the nine months ended September 30, 2023 and 2022, the Company recognized $88.2 million and $71.8 million, respectively, of revenue that was included in deferred revenue at the beginning of the respective year.

Significant portions of the transaction prices for Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $26.0 million for the remainder of 2023, $310.4 million in 2024, $297.4 million in 2025, $672.7 million in 2026 through 2030, and $146.1 million thereafter. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

For segment reporting purposes, the Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring, acquisition and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by (used in) operating activities and other measures of financial performance prepared in accordance with GAAP.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in thousands
Baseball	$36,918	18,072	$38,796	28,653
Mixed-Use Development	10,661	9,696	29,980	26,093
Corporate and Other	(7,234)	(3,252)	(17,418)	(7,389)
Total	$40,345	24,516	$51,358	47,357

Other Information

	September 30, 2023			December 31, 2022
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in thousands
Baseball	$915,068	91,049	10,081	953,016	78,326	6,853
Mixed-Use Development	544,854	14,565	35,232	516,498	16,238	10,816
Corporate and other	64,777	—	—	69,531	—	—
Elimination (1)	(5,860)	—	—	(48,384)	—	—
Total	$1,518,839	105,614	45,313	1,490,661	94,564	17,669
(1)	This amount relates to income taxes payable that partially offset income taxes receivable in the condensed consolidated balance sheets.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	amounts in thousands
Adjusted OIBDA	$40,345	24,516	$51,358	47,357
Impairment of long-lived assets and other related costs	(34)	(4,811)	(564)	(4,811)
Stock-based compensation	(3,309)	(3,062)	(9,653)	(9,188)
Depreciation and amortization	(21,286)	(21,335)	(55,215)	(56,729)
Operating income (loss)	15,716	(4,692)	(14,074)	(23,371)
Interest expense	(9,657)	(7,999)	(28,017)	(20,528)
Share of earnings (losses) of affiliates, net	12,725	9,975	23,384	22,118
Realized and unrealized gains (losses) on intergroup interests, net	(20,392)	(30,940)	(83,178)	5,163
Realized and unrealized gains (losses) on financial instruments, net	2,593	5,778	5,672	12,238
Gains (losses) on dispositions, net	15	68	2,518	20,283
Other, net	1,209	161	2,863	329
Earnings (loss) before income taxes	$2,209	(27,649)	$(90,832)	16,232

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; the redemption and resulting separation of Atlanta Braves Holdings, Inc. ("Atlanta Braves Holdings," the "Company," "we," "us," or "our") from Liberty Media Corporation; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliates) that could cause actual results or events to differ materially from those anticipated:

●	the Company’s ability to recognize anticipated benefits from the Split-Off (defined below);
●	the possibility that the businesses of the Company may suffer as a result of uncertainty surrounding the Split-Off;
●	the possibility that the Split-Off may have unexpected costs;
●	the continuing global impact of the COVID-19 pandemic and other health-related risks and events on the Company’s customers, vendors and businesses generally;
●	the Company’s ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	the Company’s indebtedness could adversely affect operations and could limit its ability to react to changes in the economy or its industry;
●	the Company’s ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of inflation and weak economic conditions on consumer demand for products, services and events offered by the Company;
●	the outcome of pending or future litigation or investigations;
●	the operational risks of the Company and its business affiliates with operations outside of the United States;
●	the Company’s ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;
●	the ability of the Company and its affiliates to comply with government regulations, including, without limitation, Federal Communications Commission requirements, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which the Company operates;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the impact of organized labor on the Company;
●	the impact of an expansion of Major League Baseball (“MLB”);
●	the level of broadcasting revenue that Braves Holdings, LLC (“Braves Holdings”) receives;
●	the impact of the Mixed-Use Development (defined below) on the Company and its ability to manage the project; and
●	geopolitical incidents, accidents, terrorist acts, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to the Company and its affiliates.

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

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our audited combined financial statements for the year ended December 31, 2022 in the Registration Statement.

Explanatory Note

During November 2022, the board of directors of Liberty Media Corporation (“Liberty”) authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings (the “Split-Off”). The Split-Off was completed on July 18, 2023 and was intended to be tax-free to holders of Liberty Braves common stock. Atlanta Braves Holdings is comprised of the businesses, assets and liabilities previously attributed to the Liberty Braves Group (“Braves Group”), which, as of September 30, 2023, included Atlanta Braves Holdings’ wholly-owned subsidiary Braves Holdings and corporate cash.

The intergroup interests in the Braves Group held by the Liberty Formula One Group (the “Formula One Group”) and the Liberty SiriusXM Group immediately prior to the Split-Off were settled and extinguished in connection with the Split-Off through the attribution, to the respective tracking stock group, of Atlanta Braves Holdings Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest.

Overview

The Company manages its business based on the following reportable segments: baseball and mixed-use development.

The baseball segment includes operations relating to the Atlanta Braves Major League Baseball Club (the “Braves”) and the Braves’ ballpark (“Truist Park” or the “Stadium”) and includes revenue generated from ticket sales, concessions, local broadcasting rights, advertising sponsorships, suites and premium seat fees, retail and licensing revenue, shared MLB revenue streams, including national broadcasting rights and licensing, and other sources. Ticket sales, concessions, broadcasting rights and advertising sponsorship sales are the baseball segment’s primary revenue drivers.

The mixed-use development segment includes retail, office, hotel and entertainment operations within The Battery Atlanta (the “Mixed-Use Development”). The Mixed-Use Development derives revenue primarily from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships throughout the year.

Results of Operations –September 30, 2023 and 2022

General. Provided in the tables below is information regarding our historical Condensed Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments. The “corporate and other” category consists of those assets which do not qualify as a separate reportable segment.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	amounts in thousands
Baseball revenue	$256,266	231,279	$528,762	478,037
Mixed-Use Development revenue	15,558	14,168	44,157	39,265
Total revenue	271,824	245,447	572,919	517,302
Operating costs and expenses:
Baseball operating costs	(198,195)	(194,216)	(430,424)	(390,027)
Mixed-Use Development costs	(2,247)	(2,089)	(6,451)	(6,399)
Selling, general and administrative, excluding stock-based compensation	(31,037)	(24,626)	(84,686)	(73,519)
Stock-based compensation	(3,309)	(3,062)	(9,653)	(9,188)
Impairment of long-lived assets and other related costs	(34)	(4,811)	(564)	(4,811)
Depreciation and amortization	(21,286)	(21,335)	(55,215)	(56,729)
Operating income (loss)	15,716	(4,692)	(14,074)	(23,371)
Other income (expense):
Interest expense	(9,657)	(7,999)	(28,017)	(20,528)
Share of earnings (losses) of affiliates, net	12,725	9,975	23,384	22,118
Realized and unrealized gains (losses) on intergroup interests, net	(20,392)	(30,940)	(83,178)	5,163
Realized and unrealized gains (losses) on financial instruments, net	2,593	5,778	5,672	12,238
Gains (losses) on dispositions, net	15	68	2,518	20,283
Other, net	1,209	161	2,863	329
Earnings (loss) before income taxes	2,209	(27,649)	(90,832)	16,232
Income tax benefit (expense)	(8,256)	(2,248)	(2,104)	(5,465)
Net earnings (loss)	$(6,047)	(29,897)	$(92,936)	10,767

Adjusted OIBDA	40,345	24,516	51,358	47,357

Regular season home games	37	38	80	79
Average number of attendees per regular season home game	32,481	31,232	32,521	31,547

Baseball revenue. Baseball revenue is derived from two primary sources on an annual basis: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue. The following table disaggregates baseball revenue by source:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	amounts in thousands
Baseball event	$160,794	134,941	$324,280	281,144
Broadcasting	69,337	66,901	138,786	130,646
Retail and licensing	20,904	17,590	45,026	39,200
Other	5,231	11,847	20,670	27,047
Total Baseball	$256,266	231,279	$528,762	478,037

Baseball event revenue increased $25.9 million and $43.1 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, due to increased ticket demand and attendance at regular season home games. Baseball event revenue also increased for the nine months ended

September 30, 2023 due to an increase in the number of regular season home games during 2023. Broadcasting revenue increased $2.4 million during the three months ended September 30, 2023, as compared to the corresponding period in the prior year, primarily due to contractual rate increases, partially offset by a decrease in the number of regular season games. Broadcasting revenue increased $8.1 million during the nine months ended September 30, 2023, as compared to the corresponding period in the prior year, primarily due to contractual rate increases and an increase in the number of regular season games. Retail and licensing revenue increased $3.3 million and $5.8 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, due to increased attendance at regular season home games and demand for City Connect and other apparel, partially offset by a reduction in demand for World Series Champions apparel. Other revenue, a component of baseball revenue, decreased $6.6 million during the three months ended September 30, 2023, as compared to the corresponding period in the prior year, primarily due to fewer concerts at the Stadium. Other revenue decreased $6.4 million during the nine months ended September 30, 2023, as compared to the corresponding period in the prior year, primarily due to fewer concerts at the Stadium, partially offset by a $3.8 million increase in spring training related revenue (ticket sales, concession revenue and other gameday related revenue), driven by a six game increase in spring training home games, and revenue from additional special events at Truist Park. The Braves have a long term local television broadcasting agreement with Sportsouth Network II, LLC. Diamond Sports Group, the parent company of Sportsouth Network II, LLC, is in financial distress and has filed for chapter 11 protection. While the pending bankruptcy proceeding of Diamond Sports Group has not previously had a material unfavorable impact on the Company’s revenue and the Company continues to receive scheduled payments from Diamond Sports Group, we cannot currently predict whether such bankruptcy proceeding is reasonably likely to have a material unfavorable impact on our revenue in the future.

Mixed-Use Development revenue. Mixed-Use Development revenue is derived from the mixed-use facilities and primarily includes rental income and to a lesser extent, parking revenue and sponsorships. For the three and nine months ended September 30, 2023, Mixed-Use Development revenue increased $1.4 million and $4.9 million, respectively, as compared to the corresponding periods in the prior year, primarily due to $1.0 million and $3.6 million increases in rental income, respectively, and $0.2 million and $0.7 million increases in sponsorship revenue, respectively. Increases in rental income for the three and nine months ended September 30, 2023, were primarily driven by $0.5 million and $2.2 million increases in tenant recoveries, respectively, and $0.4 million and $1.2 million increases primarily related to new lease agreements, respectively.

Baseball operating costs. Baseball operating costs primarily include costs associated with baseball and Stadium operations. For the three and nine months ended September 30, 2023, baseball operating expenses increased $4.0 million and $40.4 million, respectively, as compared to the corresponding periods in the prior year, primarily due to $9.8 million and $23.0 million increases in major league player salaries, respectively and $1.9 million and $4.2 million increases in minor league team and player expenses, respectively, partially offset by $2.8 million and $5.3 million decreases in concert expenses at the Stadium, respectively. Additional decreases in baseball operating costs during the three months ended September 30, 2023 were due to $3.7 million decreases under MLB’s revenue sharing plan, as well as other shared expenses. Additional increases in baseball operating costs during the nine months ended September 30, 2023, were due to $4.7 million of increases in variable concession and retail operating costs, $3.5 million of increases under MLB’s revenue sharing plan and other shared expenses, $3.6 million of increases in major league team expenses and $2.9 million of increased spring training related expenses (facility and game day operations, travel, and other variable expenses) due to the impact of additional games in 2023.

Mixed-Use Development costs. Mixed-Use Development costs primarily include costs associated with maintaining and operating the mixed-use facilities. During the three and nine months ended September 30, 2023, Mixed-Use Development costs were relatively flat, as compared to the corresponding periods in the prior year.

Selling, general and administrative, excluding stock-based compensation. Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $6.4 million and $11.2 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increases for the three and nine months ended September 30, 2023 was primarily driven by costs related to the Split-off.

Stock-based compensation. Stock-based compensation was relatively flat during the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year.

Impairment of long-lived assets and other related costs. Impairment of long-lived assets and other related costs includes charges associated with hurricane damage to the Atlanta Braves’ spring training facility located in North Port, Florida.

Depreciation and amortization. Depreciation and amortization was relatively flat during the three months ended September 30, 2023, as compared to the corresponding period in the prior year. Depreciation and amortization decreased $1.5 million during the nine months ended September 30, 2023, as compared to the corresponding period in the prior year, due to various assets becoming fully depreciated.

Operating income (loss). Operating income increased $20.4 million and operating loss improved $9.3 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, due to the above explanations.

Adjusted OIBDA. To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by (used in) operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	amounts in thousands
Operating income (loss)	$15,716	(4,692)	$(14,074)	(23,371)
Impairment of long-lived assets and other related costs	34	4,811	564	4,811
Stock-based compensation	3,309	3,062	9,653	9,188
Depreciation and amortization	21,286	21,335	55,215	56,729
Adjusted OIBDA	$40,345	24,516	$51,358	47,357

Adjusted OIBDA is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	amounts in thousands
Baseball	$36,918	18,072	$38,796	28,653
Mixed-Use Development	10,661	9,696	29,980	26,093
Corporate and Other	(7,234)	(3,252)	(17,418)	(7,389)
Total	$40,345	24,516	$51,358	47,357

Consolidated Adjusted OIBDA increased $15.8 million and $4.0 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year.

Baseball Adjusted OIBDA increased $18.8 million and $10.1 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due the fluctuations in baseball revenue and operating costs, as described above.

Mixed-Use Development Adjusted OIBDA increased $1.0 million and $3.9 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to the fluctuations in Mixed-Use Development revenue and costs, as described above.

Corporate and Other Adjusted OIBDA loss increased $4.0 million and $10.0 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in costs related to the Split-Off.

Interest Expense. Interest expense increased $1.7 million and $7.5 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to increased interest rates on the Company’s variable rate debt.

Share of earnings (losses) of affiliates. The following table presents our share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	amounts in thousands
MLB Advanced Media, L.P.	$9,797	9,723	$19,131	20,308
Baseball Endowment L.P.	739	(1,942)	1,450	(2,403)
Other	2,189	2,194	2,803	4,213
Total	$12,725	9,975	$23,384	22,118

Realized and unrealized gains (losses) on intergroup interests, net. As the notional shares underlying the intergroup interests were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty historically assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock were used for the mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the condensed consolidated statements of operations. During the second quarter of 2023, Liberty determined that, in connection with the Split-Off, shares of Atlanta Braves Holdings Series C common stock would be used to settle and extinguish the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group. Accordingly, effective as of June 30, 2023 and through the Split-Off date, the market price of Series C Liberty Braves common stock was used for the mark-to market adjustment for the intergroup interest held by the Liberty SiriusXM Group. Unrealized gains (losses) on intergroup interests were driven by changes in the market prices of Liberty Braves common stock. As disclosed above, the intergroup interests were settled and extinguished in connection with the Split-Off.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the Company’s interest rate swaps driven by changes in interest rates.

Gains (losses) on dispositions, net. During the nine months ended September 30, 2023, the Company recognized a gain on the disposition of a non-financial asset. During the nine months ended September 30, 2022, the Company recognized a gain on disposition related to the sale of its three Professional Development League clubs, the Gwinnett Stripers, Mississippi Braves and Rome Braves.

Other, net. Other income, net increased $1.0 million and $2.5 million during the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year, primarily due to increases in dividend and interest income.

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in thousands
Earnings (loss) before income taxes	$2,209	(27,649)	$(90,832)	16,232
Income tax (expense) benefit	(8,256)	(2,248)	(2,104)	(5,465)

For the three and nine months ended September 30, 2023, the Company recognized additional tax expense related to intergroup interest losses that are not deductible for tax purposes. For the three months ended September 30, 2022, the Company recognized additional tax expense related to intergroup interest losses that are not deductible for tax purposes and for the effect of state income taxes. For the nine months ended September 30, 2022, the Company recognized additional tax expense related to the effect of state income taxes and the reduction of goodwill as a result of the sale of the Professional Development League Clubs that is not deductible for tax purposes, partially offset by tax benefits related to intergroup interest gains that are not taxable.

Net earnings (loss). The Company had net losses of $6.0 million and $92.9 million during the three and nine months ended September 30, 2023, respectively, and net losses of $29.9 million and net earnings of $10.8 million during the three and nine months ended September 30, 2022, respectively. The changes in net earnings (loss) were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $106.7 million of cash and cash equivalents. Substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

As stated in note 5 to the accompanying condensed consolidated financial statements, Braves Holdings is in compliance with all financial debt covenants as of September 30, 2023.

During the nine months ended September 30, 2023, the Company’s primary uses of cash were capital expenditures and debt service, funded primarily by cash from operations and new borrowings on construction loans.

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

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs, including the Braves Club Trust (the “Club Trust”). The maximum amount available to the Club Trust under the LWCF was $125 million as of September 30, 2023. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

MLB Facility Fund Revolver

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction. In May 2021, Braves Facility Fund LLC established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund — revolver”). The commitment termination date, which is the repayment date for all amounts borrowed under the MLB facility fund — revolver, is July 10, 2026. The maximum amount available to Braves Facility Fund LLC under the MLB facility fund — revolver was $41.4 million as of September 30, 2023. Borrowings outstanding under the MLB facility fund — revolver bore interest at a variable rate of 6.69% per annum as of September 30, 2023.

TeamCo Revolver

A subsidiary of Braves Holdings is party to a Revolving Credit Agreement (the “TeamCo Revolver”), which provides revolving commitments of $150 million and matures in August 2029. The availability under the TeamCo Revolver as of September 30, 2023 was $140 million. Borrowings outstanding under the TeamCo Revolver bore interest at a rate of 6.57% as of September 30, 2023.

See note 5 to the accompanying condensed consolidated financial statements for a description of all indebtedness obligations.

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

As of September 30, 2023, we had $69.9 million aggregate principal amount of floating rate debt with a weighted average interest rate of 6.9% and $489.2 million aggregate principal amount of fixed rate debt with a weighted average interest rate of 4.4%.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to note 7 in the accompanying notes to the condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

No shares of Atlanta Braves Holdings Series A common stock, Series B common stock or Series C common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units and options during the three months ended September 30, 2023.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

II-1

Item 6. Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
3.1

Amended and Restated Articles of Incorporation of Atlanta Braves Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Atlanta Braves Holdings, Inc. with the Securities and Exchange Commission on July 18, 2023)

3.2

Amended and Restated Bylaws of Atlanta Braves Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Atlanta Braves Holdings, Inc. with the Securities and Exchange Commission on July 18, 2023)

10.1+

Form of Restricted Stock Units Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.10 of the Form S-1 filed by Atlanta Braves Holdings, Inc. with the Securities and Exchange Commission on September 8, 2023).

10.2+

Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.11 of the Form S-1 filed by Atlanta Braves Holdings, Inc. with the Securities and Exchange Commission on September 8, 2023).

10.3+

Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-4 filed by Atlanta Braves Holdings, Inc. with the Securities and Exchange Commission on April 5, 2023)

10.4+

Atlanta Braves Holdings, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.2 of the Form S-4 filed by Atlanta Braves Holdings, Inc. with the Securities and Exchange Commission on April 5, 2023)

10.5+

Form of Indemnification Agreement by and between Atlanta Braves Holdings, Inc. and its executive officers/directors (incorporated by reference to Exhibit 10.7 of the Form S-4 filed by Atlanta Braves Holdings, Inc. with the Securities and Exchange Commission on April 27, 2023)

10.6

Stadium Operating Agreement, dated May 27, 2014, by and among Braves Stadium Company, LLC, Cobb-Marietta Coliseum and Exhibit Hall Authority and Cobb County, Georgia (incorporated by reference to Exhibit 10.9 of the Form S-4 filed by Atlanta Braves Holdings, Inc. with the Securities and Exchange Commission on April 5, 2023)

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

* Filed herewith

** Furnished herewith

+  This document has been identified as a management contract or compensatory plan or arrangement.

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTA BRAVES HOLDINGS, INC.

Date:	November 3, 2023	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei
Chairman of the Board, President and Chief Executive Officer

Date:	November 3, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-3