Form 10-K
period 2023-12-31
Atlanta Braves Holdings, Inc.
filed 2024-02-29
CIK 1958140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

Commission File Number 001-41746

ATLANTA BRAVES HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	92-1284827 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock	BATRA	The Nasdaq Stock Market LLC
Series C common stock	BATRK	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Emerging Growth Company◻
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Atlanta Braves Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2023, was zero. As of June 30, 2023, Atlanta Braves Holdings, Inc. was a wholly-owned subsidiary of Liberty Media Corporation.

The number of outstanding shares of Atlanta Braves Holdings, Inc. common stock as of January 31, 2024 was:

	Series A	Series B	Series C
Atlanta Braves Holdings, Inc. common stock	10,318,197	977,776	50,577,776

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2024 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

ATLANTA BRAVES HOLDINGS, INC.

2023 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business

General Development of Business

Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings,” “the Company,” “us,” “we,” or “our”) is primarily comprised of Braves Holdings, LLC (“Braves Holdings”), a wholly-owned subsidiary, and corporate cash.

During November 2022, the board of directors of Liberty Media Corporation (“Liberty” or “Liberty Media”) authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings (the “Split-Off”). The Split-Off was completed on July 18, 2023 and was intended to be tax-free to holders of Liberty Braves common stock. Atlanta Braves Holdings is comprised of the businesses, assets and liabilities previously attributed to the Liberty Braves Group (“Braves Group”), which, as of December 31, 2023, included Atlanta Braves Holdings’ wholly-owned subsidiary Braves Holdings and corporate cash.

The intergroup interests in the Braves Group held by the Liberty Formula One Group (the “Formula One Group”) and the Liberty SiriusXM Group immediately prior to the Split-Off were settled and extinguished in connection with the Split-Off through the attribution, to the respective tracking stock group, of Atlanta Braves Holdings Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest. In November 2023, Liberty exchanged 1,811,066 shares of Atlanta Braves Holdings Series C common stock with a third party in satisfaction of certain of Liberty’s debt obligations, and an affiliate of such third party then sold the shares in a secondary public offering (the “Liberty Media Exchange”). Atlanta Braves Holdings did not receive any of the proceeds from the Liberty Media Exchange. Following this transaction, neither Liberty nor Atlanta Braves Holdings has any continuing stock ownership, beneficial or otherwise, in the other.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Atlanta Braves Holdings and Liberty with respect to and resulting from the Split-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Atlanta Braves Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Atlanta Braves Holdings will reimburse Liberty for direct, out-of-pocket expenses and will pay a services fee to Liberty under the services agreement that is subject to adjustment quarterly, as necessary. Additionally, pursuant to the services agreement with Liberty, components of Liberty Chief Executive Officer’s compensation will either be paid directly to him or reimbursed to Liberty, in each case, based on allocations set forth in the amended services agreement, which was set at 7% for the Company but subject to adjustment on an annual basis and upon the occurrence of certain events.

Under the facilities sharing agreement, Atlanta Braves Holdings shares office space with Liberty and related amenities at Liberty’s corporate headquarters. The aircraft time sharing agreements provide for Liberty to lease certain aircraft that it or its subsidiaries own to Atlanta Braves Holdings for use on a periodic, non-exclusive time sharing basis.

* * * * *

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	the Company’s historical financial information is not necessarily representative of its future financial position, future results of operations or future cash flows;
●	the Company’s ability to recognize anticipated benefits from the Split-Off;
●	the incurrence of costs as a standalone public company following the Split-Off;
●	the Company’s ownership, management and board of directors structure;
●	the Company’s ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	the Company’s indebtedness could adversely affect operations and could limit its ability to react to changes in the economy or its industry;
●	the Company’s ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of inflation and weak economic conditions on consumer demand for products, services and events offered by the Company;
●	the outcome of pending or future litigation or investigations;
●	the operational risks of the Company and its business affiliates with operations outside of the United States;
●	the Company’s ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments;
●	the ability of the Company and its affiliates to comply with government regulations, including, without limitation, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which the Company operates;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the achievement of on-field success;
●	the Company’s ability to develop, obtain and retain talented players;
●	the impact of organized labor on the Company;
●	the impact of the structure or an expansion of Major League Baseball (“MLB”);
●	the level of broadcasting revenue that Braves Holdings receives;
●	the impact of the Mixed-Use Development (defined below) on the Company and its ability to manage the project;

●	the impact of data loss or breaches or disruptions of the Company’s information systems and information system security;
●	the Company’s processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities;
●	the Company’s stock price has and may continue to fluctuate;
●	the Company’s common stock and organizational structure; and
●	geopolitical incidents, accidents, terrorist acts, pandemics or epidemics, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to the Company and its affiliates.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, “Risk Factors” and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

Description of Business

The following table identifies the Company’s more significant subsidiaries and minority investments:

Consolidated Subsidiaries

Braves Holdings

Equity Method Investments

MLB Advanced Media, L.P. (“MLBAM”)

Baseball Endowment, L.P. (“BELP”)

Braves Holdings

Braves Holdings (collectively with its subsidiaries) is the indirect owner and operator of the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Atlanta Braves,” the “Braves,” the “club,” or the “team”). In addition, Braves Holdings indirectly owned and operated three Professional Development League clubs (the Gwinnett Stripers, Mississippi Braves and Rome Braves) until they were sold in January 2022. ANLBC’s ballpark (“Truist Park” or the “Stadium”) is located in Cobb County, a suburb of Atlanta, and is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority. Braves Holdings, through affiliated entities and third party development partners, developed a significant portion of the land around Truist Park for a mixed-use development that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”).

The Braves and 29 other Major League baseball clubs are collectively referred to as the Clubs or the MLB Clubs. The Office of the Commissioner of Baseball (the “BOC”) is an unincorporated association also doing business as MLB and has as its members the Clubs. The Clubs are bound by the terms and provisions of the Major League Constitution and all rules and regulations promulgated thereunder as well as a series of other agreements and arrangements that govern the operation and management of a Club, which among other things, require each Club to comply with limitations on the amount of debt a Club can incur, revenue sharing arrangements with the other Clubs, commercial arrangements with regard to the national broadcasting of its games and other programming and commercial arrangements relating to the use of its intellectual property.

In January 2022, Braves Holdings sold the three Professional Development League clubs to a third party. Each of the three clubs remain affiliated with Braves Holdings via player development license agreements with MLB Professional Development Leagues, LLC. Additionally, Braves Holdings granted an exclusive, royalty free, sub-licensable, and irrevocable license to use various tradenames and logos.

History

The Braves are the oldest continuously operating professional sports franchise in the United States. Their storied history began in Boston in 1871 as the Boston Red Stockings (the Boston Braves) as one of nine charter members of the National Association of Professional Baseball Players, the first professional baseball league in history. The franchise is the only one of today’s 30 Major League Baseball franchises to have fielded a team in every season of professional-league play since its onset in 1871.

The Boston Braves won six of the first eight pennants in professional baseball history and went on to win three more league titles in the 1890s. The Boston Braves won two more National League pennants in 1914 and 1948 and the World Series in 1914 before moving to Milwaukee in 1953. During their 13 years in Milwaukee (1953-1965), the Braves won the World Series in 1957 and another National League pennant in 1958.

In 1966, the City of Atlanta enthusiastically welcomed the relocation of the Braves. During the 1990s, the Braves were the most successful Major League Baseball team of the decade, winning the National League pennant five times (1991, 1992, 1995, 1996 and 1999), including a World Series win in 1995. The Braves’ success continued into the 2000s, winning 14 consecutive division titles between 1991 and 2005. Then, after winning division titles in four straight seasons from 2018-2021, the Braves went on to win the 2021 World Series and two additional division titles in 2022 and 2023.

Braves Holdings, affiliated entities and third party development partners developed a significant portion of the land around Truist Park, the Braves’ stadium, creating a 2.25 million square-foot mixed-use complex that features retail, residential, office, hotel and entertainment opportunities, known as The Battery Atlanta. Phase I of The Battery Atlanta was completed and became operational in 2017. Phase II was completed in stages throughout 2020 and 2021. Phase III, consisting of a 250,000-square-foot office building immediately behind Truist Park, commenced construction in the second half of 2022.

Business Operations

Braves Holdings derives revenue related to the Braves baseball franchise and Truist Park from ticket sales, concessions, local broadcasting rights, advertising sponsorships, suites and premium seat fees, retail and licensing revenue, shared MLB revenue streams, including national broadcasting rights and licensing, and other sources. In addition, Braves Holdings derives revenue from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships at the Mixed-Use Development. Braves Holdings manages its business based on the following reportable segments: baseball and Mixed-Use Development.

Baseball. Braves Holdings’ baseball segment includes its operations relating to the Braves baseball franchise and Truist Park and includes revenue generated from ticket sales, concessions, local broadcasting rights, advertising sponsorships, suites and premium seat fees, retail and licensing revenue, shared MLB revenue streams, including national broadcasting rights and licensing, and other sources. Ticket sales, concessions, broadcasting rights and advertising sponsorship sales are the baseball segment’s primary revenue drivers. The financial results of Braves Holdings depend in large part on the ability of the Braves to achieve on-field success. The team’s successes generate significant fan enthusiasm, resulting in sustained ticket, premium seating, concession and merchandise sales, and greater shares of local broadcasting audiences. Management of Braves Holdings focuses on making operational and business decisions that enhance the on-field performance of the Braves and this may sometimes require implementing strategies and making investments that may negatively impact short-term profitability for the sake of immediate on-field success.

Attendance Volume; Ticket Sales. The Braves offer single game tickets, group tickets and various full and partial season ticket packages. The Braves utilize a variable and dynamic pricing strategy to manage differences in demand and to help drive attendance and eliminate the perceived difference in value for certain games, which is often exploited in the secondary market. The majority of Braves tickets are distributed as mobile tickets, which allows the Braves to track important data, put parameters on resales and provide convenience and security to consumers. Baseball event revenue is highly correlated to attendance at Truist Park and ancillary spending while at the games, including concessions revenue. Additionally, attendance metrics help assist management in determining how best to allocate internal resources. Braves Holdings defines attendance as the number of ticketholders who enter Truist Park and the average is calculated based on the total attendees over the period divided by the number of home games. We believe that this metric provides relevant and useful information for investors because it assists in comparing operating performance of Atlanta Braves Holdings and its subsidiaries on a consistent basis, making it easier to compare our results with those of other companies in the same industry and allows investors to review performance in the same manner as the Braves management.

Concessions. The Braves offer food and beverages during all games held at Truist Park. In addition, the Braves generate revenue from catering in suites and premium areas within the Stadium.

Television and Radio Broadcasting.  Braves Holdings derives substantial revenue from the sale of local broadcasting rights to the Braves’ baseball games. Each MLB Club has the right to authorize the television broadcast within its MLB-defined home television territory of games in which it participates, subject to certain exceptions. The Braves have a long-term local television broadcasting agreement with Sportsouth Network II, LLC, the owner and operator of the Bally Sport South and Bally Sports Southeast video programming services (formerly known as Fox Sports South and Fox Sports Southeast, respectively). Diamond Sports Group, the parent company of Sportsouth Network II, LLC, is in financial distress and has filed for chapter 11 protection. As a result of the chapter 11 proceeding, Atlanta Braves Holdings may be required to pay up to $34.2 million, the amount remitted to Braves Holdings and its subsidiaries during the 90-day preference period preceding the filing. In addition, if the Sports Network II, LLC elects to reject the regional sports broadcasting license in the bankruptcy proceeding, regional broadcast rights will revert to us, and we will attempt to find a replacement broadcaster to produce and distribute Braves’ games but there is no assurance we will be successful, and Braves Holdings and its subsidiaries may not receive any revenue from Sportsouth Network II during the remaining contract term and would be required to write down accounts receivable and contract assets of approximately $34.6 million recorded on Braves Holdings’ balance sheet as of December 31, 2023. Throughout the bankruptcy proceeding, Braves Holdings has continued to receive scheduled payments. Braves Holdings management is currently evaluating various options both with respect to collection of unpaid amounts owed under the broadcasting agreement as well as strategic alternatives if Diamond Sports Groups’ chapter 11 petition is granted and results in the termination of the television broadcasting agreement with Sportsouth Network II, LLC. Strategic alternatives under consideration may include, among others, capital expenditure investments to develop a regional media outlet owned and operated by Braves Holdings, entering into a new arrangement with a replacement broadcasting license operator, or negotiating and/or partnering with MLB to develop a regional media outlet owned and operated by MLB; provided, there can be no assurance that Braves Holdings will pursue any of the aforementioned alternatives. Braves Holdings may consider other options as additional information regarding the status of the Diamond Sports Group bankruptcy and its effect, if granted, on the existing broadcasting agreement becomes available.

Nationally, the Braves participate in the revenue generated from the national television, digital, and radio broadcasting arrangements negotiated by MLB on behalf of the 30 MLB Clubs, which included ESPN, TBS, Fox, Sirius XM Holdings, Apple and NBC/Peacock for the periods presented (the “National Broadcast Rights”). Under the MLB Rules and Regulations, the BOC has the authority, acting as the agent on behalf of all of the MLB Clubs, to enter into and administer contracts for the sale of certain National Broadcast Rights. Each MLB Club also has the right to authorize radio broadcasts, within the United States (or Canada, in the case of the Toronto Blue Jays), of its games, subject to certain restrictions. The Braves also have the largest radio affiliate network in MLB, with 173 local radio station affiliates broadcasting Braves games across the Southeast.

Advertising Sponsorship. The Braves work with a variety of corporate sponsors to facilitate advertising, marketing and promotional opportunities at Truist Park, The Battery Atlanta and throughout the Braves’ home marketing territory. The Braves also offer advertising on uniforms, in the form of a jersey patch. Advertising space is available in The Battery Atlanta and throughout the ballpark, including on the main scoreboard, outfield walls behind home plate, and in programs sold at each game. The Braves also enter into long-term licensing agreements for use of various suites, premium seating and hospitality spaces. The Braves’ marketing department works closely with the Braves’ sponsors to offer marketing opportunities, including contests, sweepstakes and additional entertainment and promotional opportunities during Braves home games, and the Braves allows its name and logo to be used in connection with certain local promotional activities throughout its home marketing territory. The Braves work closely with the local television broadcasters and have a cross-promotional sponsorship and marketing agreement with Bally Sports South and Bally Sports Southeast.

Seasonality. Baseball revenue is seasonal, with the majority of revenue historically recognized during the second and third quarters, which aligns with a normal baseball regular season, consisting of 162 games.

Mixed-Use Development. Atlanta Braves Holdings’ mixed-use development segment includes retail, office, hotel and entertainment operations within The Battery Atlanta. The Battery Atlanta derives revenue primarily from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships throughout the year. Braves Holdings, affiliated entities and third party development partners, developed a significant portion of the land around Truist Park, the Braves’ stadium, creating a 2.25 million square-foot mixed-use complex that features retail, residential, office, hotel and entertainment opportunities, known as The Battery Atlanta. We believe that the continued development and operations of The Battery Atlanta will result in increased game attendance as well as office and retail rental income (including overage rent and tenant reimbursements), and income from parking and corporate sponsorships throughout the year. The retail leases generally provide for fixed rental fees over the duration of the lease and each lease contains customary clauses permitting extension or termination at the option of the tenant and the Atlanta Braves Holdings subsidiary party thereto.

Team

Player Personnel. The success of the Braves depends, in large part, on the ability to develop, obtain and retain talented players. Under the CBA (defined below) and the MLB Rules and Regulations, each team is permitted to have 40 players under reserve to the MLB Club, but is allowed to maintain only 26 players on its active roster (subject to limited exceptions) from the Opening Day of the season through August 31 of each year and the postseason. During the remainder of the season, each team may keep 28 players on its active roster. The Braves’ roster reflects the team’s commitment to developing and securing talented young players, driving future on-field success. The Braves compete with other MLB Clubs for a limited pool of player personnel and seek to assemble a roster of players with the depth and breadth its management believes will allow it to field a competitive team. The Braves generally enter into player contracts with terms of one or more years and may also assume an existing player contract as part of a player trade. Contract terms are required to adhere to certain league requirements as discussed below under “MLB Rules and Regulations” but are otherwise subject to market and other conditions. The Braves management generally expects the majority of its roster to be composed of players with contract terms of fewer than six years. From time to time, the Braves management may seek to enter into long-term contracts in order to secure talented players and reduce player turnover, however, its ability to do so may be impacted by a variety of financial and non-financial factors, including how appealing it is for a player to make a long-term commitment to the Braves.

The Braves’ ability to enter into player contracts in any given year, including long-term player contracts and contracts with arbitration-eligible players, may be impacted by the aggregate annual budget allocated in any given year for all Braves player salaries (the “Annual Player Salary Budget”). In any particular year, if existing player salary obligations are at the Annual Player Salary Budget limit, the Braves may not enter into new player contracts (including long-term player contracts or new contracts with players who are arbitration-eligible). On the other hand, if existing player salary obligation are meaningfully less than the Annual Player Salary Budget (which may be due to the expiration of previously existing player contracts), the Braves may have more flexibility under the Annual Player Salary Budget to sign new player contracts, including long-term contracts or contracts with players who are arbitration-eligible. We believe that the liquidity and results of operations of the Braves are not directly impacted in any material way by player contracts (including long-term player contracts or contracts with arbitration-eligible players) because the overall cost of player salaries to the Braves generally remains within the Annual Player Salary Budget. Instead, we believe that its liquidity and results of operations may be materially impacted by the ability of the Braves to correctly determine the market value of a given player commensurate with the contributions that such player will make on-the-field. As the baseball season progresses in any particular year, the Braves management may develop better insight regarding the financial performance of the Braves for such year and as a result, may make changes to such year’s Annual Player Salary Budget, including, without limitation, to allow the Braves management to acquire additional players during the season in an attempt to help the team’s on-the-field performance that season (including if the Braves are making a push towards the postseason) or to trade players to reduce the aggregate player salaries for such year. For more information regarding our capital commitments under the long-term employment agreements, see the table set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Material Cash Requirements” in Item 7. Part II of this Annual Report on Form 10-K.

Player Development. Player development is a critical component of management’s efforts to maintain a strong franchise. Starting with the 2021 season, a new player development system was put in place by MLB comprised of 11 Professional Development Leagues. MLB Professional Development Leagues, LLC (“MLB PDL”) is responsible for the administration of the new system and has player development license agreements with 120 minor league clubs that compete in the Professional Development Leagues and are affiliated with MLB Clubs, including the Braves. MLB PDL is also responsible for enforcing the terms of each player development license agreement, including standards for facility quality and player working conditions. Each MLB Club, including the Braves, is affiliated with four Professional Development League clubs located in the United States and Canada. The three minor league clubs owned by Braves Holdings during the 2021 season, the Gwinnett Stripers, Mississippi Braves and Rome Braves, entered into player development license agreements with

MLB PDL. Braves Holdings sold the three minor league clubs in January 2022. Each club remains affiliated with the Braves under the terms of the license agreement, which has a 10-year term. The Augusta GreenJackets are the fourth Professional Development League club affiliated with the Braves.

The Braves historically operated a baseball academy in the Dominican Republic and participated in the Dominican Summer League. Dominican players, and players from other Latin American countries, are an important source of talent for the Braves and other MLB Clubs, but these players may not participate in the first-year amateur draft process (which is limited to only residents of the United States, United States territories, and Canada, including international players who are enrolled in a high school or college in such locations). However, the Braves may enter into contracts with Latin American players, subject to the rules and regulations contained in the CBA and the Major League Baseball Players Association (the “MLBPA”).

Braves Facilities

Truist Park.  Effective for the 2017 season, the Braves relocated to a new ballpark in Cobb County, Georgia. Braves Holdings (or its affiliates) has exclusive operating rights to the facility via a 30-year Stadium Operating Agreement with Cobb County and the Cobb-Marietta Coliseum and Exhibit Hall Authority (the “Authority”). In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing an MLB facility and development of a mixed-use complex adjacent to the ballpark. The total cost of the ballpark was approximately $722 million, of which approximately $392 million was funded by a combination of Cobb County, the Cumberland Improvement District and the Authority and approximately $330 million was funded by Braves Holdings. Funding for ballpark initiatives by Braves Holdings has come from cash on hand and various debt instruments, as detailed in note 6 to the accompanying consolidated financial statements.

We believe Truist Park is an industry-leading sports complex spanning approximately 1,100,000 square feet, with 41,200 seats, including 30 suites and 4,200-premium seats, multiple hospitality clubs and retail merchandise venues. The Stadium also features concessions and restaurant spaces, administrative offices for team operations, sales and marketing, as well as a ticket office, team clubhouse and training rooms.

Braves Holdings and its subsidiary operate the Stadium pursuant to the Stadium Operating Agreement entered into as of May 2014, which expires May 2046 and may be extended through December 2051 at the option of Braves Holdings, through its wholly-owned subsidiary party thereto. Cobb County and the Authority may only terminate the Stadium Operating Agreement upon the occurrence of an “Event of Default” as defined in the agreement; provided, no such termination would be effective until the end of the then-current baseball season. For the exclusive rights to use and operate Truist Park, Braves Holdings agreed to pay an annual stadium license fee of $3 million and an additional license fee equal to $3.1 million, in each case, to be paid in semi-annual installments on May 15th and October 15th of each year. The Stadium Operating Lease also provides Cobb County, Georgia the right to conduct up to three special events per year at Truist Park, excluding concerts or sporting events which are events exclusively reserved to Braves Holdings and its subsidiary. If so elected by Braves Holdings, beginning November 2044 until November 2045, Braves Holdings and its subsidiary has the right to negotiate the terms to acquire Truist Park from Cobb County and the Authority for fifty percent (50%) of the fair market value thereof. Additionally, Braves Holdings has a right of first refusal in the event Cobb County and the Authority desire to sell or transfer the Stadium.

CoolToday Park.  In March 2019, the Braves relocated to a new spring training facility in North Port, Florida. The park is also the playing facility of the FCL Braves, the Complex League affiliate of the Braves. The Braves have exclusive operating rights to the facility via a Facility Operating Agreement with Sarasota County which expires December 2049, and may be extended through December 2059 at the option of Braves Holdings. The Braves operate and maintain an 8,200 capacity stadium and clubhouse facilities for major and minor league players and staff, six practice fields, a half-sized field, agility field and batting cages. The park also features an academy for housing players, coaches and staff throughout the year. The academy opened in February 2020 and includes dining, meeting and auditorium spaces.

The Battery Atlanta

The Battery Atlanta is an approximately 2.25 million square-foot mixed-use development, located around Truist Park at the intersection of I-75 and I-285, and offers an expansive mix of market-exclusive entertainment experiences, chef-driven restaurants, boutique shopping, the Omni and Aloft Hotels, The Coca-Cola Roxy Music Venue and apartment residences. The complex also includes offices One Ballpark Center, Comcast’s regional headquarters; Two Ballpark Center, home to SPACES; Three Ballpark Center, which serves as the global headquarters of Papa John’s International, Inc. and the North American headquarters of TK Elevator; Four Ballpark Center, home to Southwire and DCO Commercial Floors; and Five Ballpark Center, the future site for the Truist Tower, which will become Truist Securities’ new headquarters. The Battery Atlanta is powered by Comcast’s all-fiber network, delivering multi-terabit capabilities to the Mixed-Use Development.

Phase I of the project was completed in 2017 and includes an Omni Hotel, Comcast’s Southeast office headquarters, apartment residences and The Coca-Cola Roxy Theater, an entertainment venue operated through a lease with Live Nation Entertainment, LLC. The apartment residences were subsequently sold in 2018. Phase II was completed in stages throughout 2020 and 2021 and includes TK Elevator’s North American headquarters, Papa John’s International, Inc.’s headquarters, an Aloft Hotel, a specialty market and cinema. Phase III, consisting of a 250,000-square-foot office building immediately behind Truist Park and approximately 300 feet from home plate, commenced construction in the second half of 2022. Truist Securities has announced that it will relocate its national headquarters and occupy approximately half of the building, expected to open in 2025.

Investments

Braves Holdings or certain of its subsidiaries maintain investments in various entities, including MLBAM and BELP, which are both MLB affiliates.

MLBAM was formed in January 2000 pursuant to a vote of the 30 owners of the Clubs, whereby each Club agreed to cede substantially all of its individual Club internet and interactive media rights to MLBAM for an indirect 3.3% interest in MLBAM.

BELP is an investment fund formed by the Clubs principally for the purpose of investing, on a long-term basis, assets on their behalf intended to provide a competitive market rate investment return while minimizing investment volatility.

Braves Holdings has 50% interests in three joint ventures that were formed to develop, own and operate hotels in the Mixed-Use Development.

MLB Rules and Regulations

As a condition to maintaining its MLB membership, each MLB Club must comply with the MLB Rules and Regulations. The Braves will be required to abide by any changes to the MLB Rules and Regulations and the adoption of any new MLB Rules and Regulations, irrespective of whether such changes or new arrangements negatively impact the Braves, proportionately or disproportionately, as compared with the other MLB Clubs. Atlanta Braves Holdings, as well as its board of directors, board committees and subsidiaries, will also be subject to the MLB Rules and Regulations. Further, the Commissioner of Baseball interprets the MLB Rules and Regulations, and each of Atlanta Braves Holdings and Braves Holdings (and certain of its affiliates) has agreed to submit any and all disputes related to the MLB Rules and Regulations, or disputes involving another MLB Club, to the Commissioner of Baseball as sole arbitrator. The decisions of the Commissioner of Baseball are binding and not appealable, and therefore Atlanta Braves Holdings and Braves Holdings may not resort to the courts or any other means to enforce their respective rights or contest the application of the MLB Rules and Regulations.

Collective Bargaining Agreement.  In March 2022, the MLBPA and the MLB Clubs entered into a new collective bargaining agreement (the “CBA”) that covers the 2022-2026 MLB seasons. The CBA provides for an expanded postseason schedule, an increase to the previous competitive balance tax threshold on MLB Club payrolls, an annual increase in the minimum player salary each year beginning in 2022 and other provisions impacting Braves Holdings’ operations and its relationships with members of the MLBPA. Additionally, it contains provisions surrounding revenue sharing among the MLB Clubs and the debt service rule, as further described below.

Player Contracts and Salaries.  The CBA requires each MLB Club to sign Major League players using the Uniform Player’s Contract. The minimum Major League contract salary under the CBA for players during the 2023 season was $720,000 and increases in each year during the term of the current CBA. For Major League players under reserve to an MLB Club that are not eligible for salary arbitration or free agency and are not subject to a multi-year contract, MLB Clubs may renew such player contracts at the Major League minimum if they cannot reach agreement with the player on salary. However, the CBA provides that the MLB Clubs cannot reduce MLB players’ salaries by more than 20 percent of what they earned in the previous MLB season or 30 percent of what they earned two seasons prior (provided the player has remained under reserve to the MLB Club). If a player is terminated by the team for lack of skill during the championship season, he is entitled to the unpaid balance of his salary under the contract for the remainder of that season, subject to certain rights of the MLB Club. Contracts may cover one year or multiple years, but under multi-year contracts an MLB Club may be required to make minimum payments to an MLB player for the balance of the contract’s term even if the contract is terminated by the MLB Club, subject to certain rights of the MLB Club. An MLB Club may assign a player’s contract to another MLB Club (for example, in connection with a trade with that MLB Club) or a minor league club subject to certain rights of the player and other MLB Clubs.

MLB Draft.  Professional baseball conducts an annual draft of first year players referred to as the Rule 4 Draft (the “Rule 4 Draft”). Eligible players are limited to those players who reside in the United States, Canada, Puerto Rico and other United States territories or possessions and who have not previously contracted with a major league or minor league club. The Rule 4 Draft is for players who have graduated high school, but not attended college, for players that have completed at least one year of junior college and for players attending a four-year college following the earlier of completion of their junior year or turning 21. The CBA also contains limitations on the amounts an MLB Club can spend on signing bonuses for players selected in the Rule 4 Draft without incurring a penalty tax on the overage. In addition, a draft (the “Rule 5 Draft”) is held each December for players who have not been placed on an MLB Club’s MLB team roster after four or five years after the player signed his first contract, depending on the player’s age at the time he is drafted. The Rule 5 Draft allows MLB Clubs to select eligible players from other MLB Clubs.

Team Rosters.  An MLB Club’s 26-man roster is its full roster of active MLB players from Opening Day through August 31, and during the postseason. MLB Clubs may continue to add and remove players from this 26-man roster throughout the season to account for injuries and player performance. Teams are limited to carrying 13 pitchers during this time. From September 1 through the end of the regular season, all MLB Clubs must carry 28 players, with a limit of 14 pitchers. An MLB Club’s 40-man roster includes a combination of players on the 26-man roster, the 7-, 10-, and 15-day injured lists, the bereavement/family medical emergency list and the paternity leave list, as well as some minor league players. In order for an MLB Club to add a player to the 26-man roster, the player must be on the 40-man roster. If an MLB Club with a full 40-man roster wishes to promote a minor league player who is not on the 40-man roster, it must first remove a player from the 40-man roster, by designating a player’s contract for assignment, trading a player, releasing a player or transferring a player to the 60-day injured list. Players who are on the 40-man roster are protected from being selected by another MLB Club in the annual Rule 5 Draft.

Competitive Balance Provisions. Each year, MLB Clubs with an aggregate average payroll that exceeds a predetermined payroll threshold are taxed by MLB on each dollar above the threshold (the “Competitive Balance Tax”). The predetermined payroll thresholds are $237 million for 2024; $241 million for 2025; and $244 million for 2026. The aggregate average payroll is calculated at the end of each season by aggregating the average annual value of each player’s contract on the 40-man roster, plus any additional player benefits. Changes in a player’s compensation contained in a contract extension that does not begin until the next season are not taken into account until the commencement of the extension. The Competitive Balance Tax rate escalates based on the number of consecutive years an MLB Club has exceeded the payroll threshold and is applied to the amount by which the MLB Club’s aggregate average payroll for such year exceeds the applicable payroll threshold as follows:

•	First year: 20% tax
•	Second consecutive year: 30% tax
•	Third consecutive year or more: 50% tax

The escalation is based on overages during consecutive years and, therefore, the tax rate will be reset to 20% following any year during which the MLB Club’s aggregate average payroll did not exceed the applicable threshold. In addition, there is also a surcharge applied to MLB Clubs that exceed the payroll threshold by $20 million or more as follows:

•	Amounts exceeding the payroll threshold by $20 million to $40 million: 12% surcharge
•	Amounts exceeding the payroll threshold by $40 million to $60 million: 42.5% surcharge for first year and 45% surcharge for each consecutive year after that
•	Amounts exceeding the payroll threshold by $60 million or more: 60% surcharge

Furthermore, MLB Clubs with an aggregate average payroll in excess of the payroll threshold by $40 million or more will be penalized with respect to the priority of its draft pick in the next Rule 4 Draft such that the MLB Club’s highest selection in the Rule 4 Draft will be moved back ten places. If, however, such MLB Club’s highest draft pick in such Rule 4 Draft falls in the top six draft picks of that year’s Rule 4 Draft, the MLB Club will have its second-highest selection in the same draft moved back ten places instead. The CBA also provides that any MLB Club that qualifies as a payee and is not fully market disqualified under MLB’s revenue sharing plan shall be eligible to receive a Competitive Balance Draft Pick in the Rule 4 Draft, which means that eligible teams are assigned a draft pick either between the first and second rounds or between the second and third rounds.

Salary Arbitration.  A player with fewer than six years of service time who has signed a contract with an MLB Club remains under the control of that MLB Club until reaching the requisite service time to reach free agency. Therefore, in the absence of a multi-year salary agreement, players and their respective MLB Clubs negotiate salaries on an annual basis. Under the CBA, any player with a total of three or more (but less than six) years of Major League service, if he is not already under contract for the following season, is eligible for salary arbitration. Players with less than three but more than two years of service time can also become arbitration eligible if they meet certain criteria. If the MLB Club and player have not agreed on a salary by an established deadline (typically in mid-January), the MLB Club and player must exchange salary figures for the upcoming season. After the figures are exchanged, a hearing is scheduled (typically in February). If no settlement can be reached by the hearing date, the case is brought before a panel of arbitrators. After hearing arguments from both sides, the panel selects the salary figure of either the player or the MLB Club (but not one in between) as the player’s salary for the upcoming season.

MLB Free Agency.  A player becomes a free agent when he completes six years of MLB service and the term of his then current contract has expired, when he is released, or can elect free agency in limited other circumstances as described in the CBA. Generally, once a player is a free agent, he has the right to negotiate and contract with any MLB Club.

Revenue Sharing.  Each MLB Club is required to share locally derived revenue with the other MLB Clubs through MLB’s revenue sharing plan.

Debt Service Rule.  Each MLB Club is subject to certain MLB imposed restrictions on its ability to incur indebtedness in amounts that exceed specified thresholds. In particular, each MLB Club is generally required to keep outstanding indebtedness minus a certain amount of excludable indebtedness at or below 8.0x available cash flow (or in the case of MLB Clubs which have a new stadium, at or below 12.0x available cash flow), with the amount of excludable indebtedness for fiscal year 2023 set at $125 million and for each of fiscal years 2024 through 2026 set at $100 million. This is referred to as the Debt Service Rule. MLB Clubs must certify compliance with the Debt Service Rule annually and the failure of an MLB Club to comply during two consecutive fiscal years may lead to certain remedial measures being imposed by the Commissioner of Baseball, including, but not limited to, prohibitions on the incurrence of additional indebtedness and repayment of outstanding indebtedness. The Braves were in compliance with the Debt Service Rule for the 2022 fiscal year.

Control Person.  Under the Major League Constitution, the MLB Club is obligated to designate a single individual who is accountable to MLB for the operation of the MLB Club and for the MLB Club’s compliance with the MLB Rules and Regulations and who is the single individual with the ultimate authority and responsibility for making all MLB Club decisions (the MLB Control Person).

Competition

Braves Holdings faces competition from many alternative forms of leisure entertainment. During the baseball season, Braves Holdings competes with other sporting and live events for game day attendance, which is integral to Braves Holdings’ ticket, concession and merchandise sales revenue. The broadcasting of the Braves’ games, which is another significant source of revenue for Braves Holdings, competes against a multitude of other media options for viewers, including premium programming, home video, pay-per-view services, subscription video on-demand services, online activities, movies and other forms of news and information. In addition, Braves Holdings competes with the other MLB Clubs for a limited pool of player, coaching and managerial talent. This talent contributes to the Braves’ record and league standings, which are critical components of Braves Holdings’ competitiveness.

Human Capital Resources

Employees.  As described above, Atlanta Braves Holdings is party to a services agreement with Liberty, pursuant to which 86 Liberty corporate employees provide certain management services to Atlanta Braves Holdings for a determined fee. As a result, Atlanta Braves Holdings is not responsible for the hiring, retention and compensation of these individuals (except that Atlanta Braves Holdings does grant equity incentive awards to these individuals). However, Atlanta Braves Holdings directly benefits from the efforts undertaken by Liberty to attract and retain talented employees.

As of December 31, 2023, Braves Holdings and its consolidated subsidiaries had an aggregate of approximately 1,240 full time, seasonal, and part-time employees. Braves Holdings strives to create diverse, inclusive, and supportive workplaces, with opportunities for employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between employees and their communities. We believe that these employee relations are good.

Talent Development.  Braves Holdings fosters a strong learning culture by investing in its employees and empowering them to participate in opportunities for personal and professional growth. Braves Holdings focuses on the development, attraction, and retention of employees, recognizing that these areas are a critical success factor. To support the advancement of its employees, Braves Holdings offers training and development programs designed to encourage training from within and continue to build a team with strong and experienced talent. Braves Holdings leverages both formal programs, like the Trainee and Fellowship programs, and informal programs, like on site lunch and learn educational meetings, presentations on industry topics, and paid membership in professional organizations, to help train and develop its talent.

Diversity, Equity and Inclusion.   Braves Holdings believes that a rich culture of inclusion and diversity enables it to create, develop and fully leverage the strengths of its workforce. Braves Holdings’ Diversity, Equity & Inclusion (“DE&I”) mission is to “build an inclusive culture by embracing diverse perspectives and backgrounds, establishing sustainable programs, supporting and amplifying the voice of its diverse communities.” Braves Holdings strives to accomplish this through various programs including Fellowship programs providing accessibility to diverse candidates, the Executive Speaker Series, employee discussion opportunities and through various activities sponsored by employee resource groups and DE&I committees.

Compensation and Benefits. Braves Holdings and its subsidiaries aim to provide attractive compensation and benefits programs for their employees. In addition to salaries, these programs may include, among other items, bonuses, 401(k) plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, paid parental leave, advocacy resources, and work life assistance programs.

Available Information

All of our filings with the SEC including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.bravesholdings.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Atlanta Braves Holdings, Inc., 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (833) 758-1044.

The information contained on our website and the websites of our subsidiaries and affiliated businesses mentioned throughout this report are not incorporated by reference herein.

Item 1A. Risk Factors

An investment in our common stock involves risk. Before investing in our common stock, in addition to the other information described in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of Part II, you should carefully consider the following risks. Such risks are not the only ones that relate to our businesses and capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below or in the documents incorporated by reference herein were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected, which in turn could have a material adverse effect on the value of our common stock.

Factors Relating to our Corporate History and the Split-Off

The historical financial information included in this Annual Report on Form 10-K is not necessarily representative of our future financial position, future results of operations or future cash flows.

In valuing shares of our common stock, investors should recognize that the historical financial information included in this Annual Report on Form 10-K with respect to the fiscal year ending December 31, 2022 and a portion of the fiscal year ending December 31, 2023 prior to the completion of the Split-Off has been extracted from Liberty Media’s historical consolidated financial statements and does not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been a separate, stand-alone company pursuing independent strategies during those periods prior to the completion of the Split-Off. In addition, our historical financial results insofar as they relate to periods prior to the completion of the Split-Off reflect allocations of corporate expenses from Liberty Media for corporate functions from Liberty Media. These expenses may be less than the comparable expenses we would have incurred had we operated as a separate publicly traded company during periods prior to the Split-Off. In connection with the Split-Off, we entered into the Services Agreement with Liberty Media, pursuant to which Liberty Media provides us with certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we will reimburse Liberty Media on a fixed fee basis. Accordingly, our historical financial results for periods prior to the completion of the Split-Off are not necessarily representative of the results we would have achieved as a separate public company and may not be a reliable indicator of our future results

We have incurred, and may continue to incur, material costs not previously incurred as a result of our separation from Liberty Media.

We have incurred and expect to continue to incur costs and expenses not previously incurred as a result of the Split-Off. These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with the federal securities laws (including compliance with the Sarbanes-Oxley Act), tax administration and human resources related functions. Although Liberty Media will continue to provide many of these services for us under the Services Agreement, neither we nor Liberty Media can assure you that the Services Agreement will continue or that these costs will not be material to our business.

Our agreements with Liberty Media were negotiated while we were still a subsidiary of Liberty Media and therefore may not be the result of arms’ length negotiations.

We have entered into a number of agreements with Liberty Media covering matters such as tax sharing and allocation of responsibility for certain liabilities previously undertaken by Liberty Media for certain of our businesses. In addition, we have entered into the Services Agreement with Liberty Media pursuant to which Liberty Media will provide us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we will reimburse Liberty Media on a fixed fee basis. The terms of all of these agreements were established while we were a wholly-owned subsidiary of Liberty Media, and therefore may not be the result of arms’ length negotiations. We believe that the terms of these agreements are and will be commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

We may have a significant indemnity obligation to Liberty Media, which is not limited in amount or subject to any cap, if the Split-Off Transactions are treated as a taxable transaction.

In connection with the Split-Off and certain related transactions (the “Split-Off Transactions”), Liberty Media received an opinion of its tax counsel to the effect that, for U.S. federal income tax purposes, the Split-Off Transactions will qualify as a tax-free transaction under Section 355, Section 368(a)(1)(D), and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), to Liberty Media and to the former holders of Liberty Braves common stock and holders of Liberty Formula One common stock (except with respect to the receipt of any cash in lieu of fractional shares). Liberty Media did not obtain a private letter ruling from the Internal Revenue Service (the “IRS”) regarding the qualification of the Split-Off Transactions as a tax-free transaction under Section 355, Section 368(a)(1)(D), and related provisions of the Code. Opinions of counsel are not binding on the IRS or the courts, and there can be no assurance that the IRS will not challenge the conclusions reached in such opinion or that a court would not sustain such a challenge. If, for any reason, it is determined that the Split-Off Transactions do not qualify for tax-free treatment, Liberty Media and the former holders of Liberty Braves common stock and holders of Liberty Formula One common stock who received our common stock pursuant to the Split-Off Transactions could incur significant tax liabilities.

Even if the Split-Off Transactions otherwise qualify under Section 355, Section 368(a)(1)(D), and related provisions of the Code, the Split-Off Transactions would result in a significant U.S. federal income tax liability to Liberty Media (but not to former holders of Liberty Braves common stock or holders of Liberty Formula One common stock) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by either vote or value) in the stock of Liberty Media or in the stock of our Company (or any successor corporation) (excluding, for this purpose, acquisitions of our common stock meeting statutory exceptions) as part of a plan or series of related transactions that includes the Split-Off Transactions. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the opinion of tax counsel described above, we or Liberty Media might inadvertently cause or permit a prohibited change in our or Liberty Media’s ownership to occur, thereby triggering tax liability to Liberty Media.

Prior to the Split-Off, we entered into a tax sharing agreement with Liberty Media. Under this agreement, Liberty Media is generally responsible for any taxes and losses resulting from the failure of the Split-Off Transactions to qualify as a tax-free transaction and certain taxes resulting from the failure of the Liberty Media Exchange to qualify as a transaction described in Section 361(c)(3) of the Code; however, we are required to indemnify Liberty Media, its subsidiaries and certain related persons for any such taxes and losses that (i) result primarily from, individually or in the aggregate, the breach of certain covenants we made (applicable to actions or failures to act by us and our subsidiaries), (ii) result from the application of Section 355(e) of the Code to the Split-Off Transactions as a result of the treatment of the Split-Off Transactions as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in the stock of our Company (or any successor corporation) or (iii) result from any excess loss account (within the meaning of applicable U.S. Treasury Regulations) in our common stock, or gain recognized under Section 361(b) of the Code due to the application of the basis limitation in the last sentence of Section 361(b)(3) of the Code. Our indemnification obligations to Liberty Media, its subsidiaries and certain related persons are not limited in amount or subject to any cap. If we are required to indemnify Liberty Media, its subsidiaries or such related persons under the circumstances set forth in the tax sharing agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.

To preserve the tax-free treatment of the Split-Off Transactions, we may determine to forgo certain transactions that might have otherwise been advantageous to our Company, including certain asset dispositions or other strategic transactions for some period of time following the Split-Off. In addition, our indemnity obligation related to the Split-Off Transactions under the tax sharing agreement might discourage, delay or prevent a change of control transaction for some period of time following the Split-Off.

We may not realize the potential benefits from the Split-Off in the near term or at all.

Liberty Media anticipated that we would realize certain strategic and financial benefits as a result of our separation from Liberty Media. In particular, the Split-Off was intended to provide greater transparency to investors with respect to our business, which was expected to result in a trading price for our common stock that reflects a reduced valuation discount than that applied to Liberty Media’s Liberty Braves common stock prior to the Split-Off. However, there can be no assurance that the trading price of our common stock will reflect a reduced valuation discount, as compared to Liberty Media’s former

Liberty Braves common stock, as a result of the completion of the Split-Off. In this case, our equity currency would not be as attractive to use for raising capital to fund our financial needs or for the retention and attraction of qualified personnel. Given the added costs associated with the completion of the Split-Off, including the separate accounting, legal and other compliance costs of being a separate public company, our failure to realize the anticipated benefits of the Split-Off in the near term or at all could adversely affect us.

We have overlapping directors and management with Liberty Media, Qurate Retail, Liberty Broadband and Liberty TripAdvisor (each as defined below), which may lead to conflicting interests.

Executive officers of Liberty Media also serve as our executive officers pursuant to the Services Agreement entered into with Liberty Media in connection with the completion of the Split-Off, and Gregory B. Maffei, President and Chief Executive Officer and a director of Liberty Media also serves as our Chairman of the Board and President and Chief Executive Officer. Brian Deevy, who is a member of our board of directors, is also a member of the Liberty Media board of directors. In addition, as a result of prior transactions (in addition to the Split-Off Transactions) that resulted in the separate corporate existence of Liberty Media, Qurate Retail, Inc. (“Qurate Retail”), Liberty Broadband Corporation (“Liberty Broadband”) and Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”), all or most of the executive officers of Liberty Media also serve as executive officers of Qurate Retail, Liberty Broadband and Liberty TripAdvisor. The executive officers and the members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty Media, Qurate Retail, Liberty Broadband and Liberty TripAdvisor have fiduciary duties to their respective stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting their respective companies. For example, there may be the potential for a conflict of interest when we or Liberty Media look at acquisitions and other corporate opportunities that may be suitable for each of us. Further, as allowed by Nevada law, our restated charter renounces any interest or expectancy in certain business opportunities involving our directors and officers, which will allow such directors and officers to pursue those business opportunities without being liable to us or our stockholders for a breach of fiduciary duties arising out of such opportunities. In addition, each of Liberty Broadband and Liberty TripAdvisor has renounced its rights to certain business opportunities and its respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including Qurate Retail, Liberty Broadband and Liberty TripAdvisor) instead of such company. Moreover, certain of our directors and officers will continue to own capital stock of Liberty Media, Qurate Retail, Liberty Broadband and/or Liberty TripAdvisor and hold equity awards with respect to such capital stock. These ownership interests could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for us or these other companies. Any potential conflict that could qualify as a “related party transaction” (as defined in Item 404 of Regulation S-K) will be subject to review by the audit committee of our board of directors or an independent committee of our board of directors in accordance with our corporate governance guidelines. Any other potential conflicts that arise would be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty Media, Qurate Retail, Liberty Broadband and Liberty TripAdvisor and/or their respective subsidiaries or other affiliates. Although the terms of any such transactions or agreements will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as would be the case where the parties are completely at arms’ length.

John C. Malone owns shares of our common stock representing approximately 47.5% of our aggregate voting power, which may be deemed to put him in a position to influence significant corporate actions and may discourage others from initiating a potential change of control transaction that may be beneficial to our stockholders.

Mr. Malone beneficially owns shares of our common stock representing the power to direct approximately 47.5% of the aggregate voting power of our common stock. We and Mr. Malone have not entered into any arrangements that prohibit or limit his ability to acquire additional shares of our common stock, and therefore Mr. Malone could acquire beneficial ownership of (x) 496,192 additional shares of BATRA or (y) 32,244 additional shares of BATRB (which represents all of the outstanding shares of BATRB that were not owned by Mr. Malone as of immediately following the Split-Off) and 173,752 additional shares of BATRA to control approval of general matters submitted to shareholders for approval, pursuant to which holders of shares of BATRA and BATRB would vote together as a single class. Mr. Malone may continue to be deemed to be in a position to influence significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets. This concentration of ownership could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders.

Factors Relating to Our Business

Our business’ financial success depends, in large part, on the Braves achieving on-field success.

Our financial results depend in large part on the ability of the Braves to achieve on-field success. The team’s successes generate significant fan enthusiasm, resulting in sustained ticket, premium seating, concession and merchandise sales, and greater shares of local television and radio audiences during that period. Furthermore, participation in MLB’s postseason provides the franchise with additional revenue and income, primarily derived from games played at the Braves’ home stadium. The Braves appeared in 4 out of 17 potential postseason games in 2022 and 4 out of 18 potential postseason games in 2023. Net revenue from postseason play (after reduction for allocable postseason share payments) was approximately $11.3 million and $8.4 million in 2023 and 2022, respectively. While the Braves have made the MLB postseason during eight of the past twelve seasons, and were the 2021 World Series Champions, there can be no assurance that the team will perform well or qualify for postseason play during the next season or any season thereafter. Poor on-field performance by the Braves is likely to adversely affect our financial performance.

The success of the Braves depends largely on their ability to develop, obtain and retain talented players.

The success of the Braves depends, in large part, on the ability to develop, obtain and retain talented players. The Braves compete with other MLB baseball teams and teams in other countries for available professional players and top player prospects. There can be no assurance that the Braves will be able to retain players upon expiration of their contracts or identify and obtain or develop new players of adequate talent to replace players who retire or are injured, traded, released or lost to free agency. Even if the Braves are able to retain or obtain players who have had successful amateur or professional careers, or develop talented players through the Braves’ minor league affiliates or otherwise, there can be no assurance that such players will perform successfully for the Braves. The 2017 penalties handed down by MLB against the Braves in the international market limited the Braves’ ability to recruit players internationally through the 2021 season, and could have an impact on the future pipeline of talent going forward.

Determining the market value of an MLB player is difficult, subject to market conditions and involves the use of subjective inputs and significant assumptions, any of which may prove to be inaccurate.

The current market value of a given MLB player is subject to market conditions generally and more specifically based on the player’s experience, position played, recent performance statistics, physical health, other similar players available at such time and other factors, such as the desirability of a particular franchise to such player, all of which vary over time. In general, player signings occur frequently enough that there are comparable objective data points that can be utilized in determining the value of a given MLB player. However, for top-ranked players, there may not be frequent enough player signings to provide sufficient recent comparable objective data points for valuation purposes. As a result, the Braves’ ability to accurately determine the market value of a given player may be significantly impacted by Braves’ subjective inputs and assumptions. Further, while a player’s market value is generally determined at the time of signing, the evaluation of the contributions made by the player are ongoing throughout the life of the contract and the overall value of the entire contract can be analyzed only after the expiration of such contract. As a result, the Braves’ ability to determine the market value of an MLB player is inherently uncertain, and the Braves may fail to assign a market value that is commensurate with such player’s contributions over the life of the contract term. These challenges, and the related risk that the Braves may fail to accurately determine the market value of a given player, may be exacerbated as the length of the contract term increases. As a result, entry into long-term contracts, which generally include higher aggregate compensation, may increase the risk that the Braves fail to accurately determine the market value of a given player. The Braves’ inability to accurately determine the market value of the players who are signed may negatively impact the ability of the Braves to achieve on-field success, which is likely to adversely affect our financial performance.

The risk of injuries to key or popular players creates uncertainty and could negatively impact financial results.

A significant portion of our financial results is dependent upon the on-field success of the Braves and injuries to players pose risk to that success. In addition, the Braves are currently scheduled to play 81 regular season road games each year, requiring players and members of the coaching staff to travel using charter carriers. The Braves’ extensive travel schedule exposes its players and coaching staff to the risk of travel-related accidents and injuries. An injury sustained by a key player, or an injury occurring at a key point in the season, could negatively impact the team’s performance and decrease the likelihood of postseason play. An injury sustained by a popular player could negatively impact fan enthusiasm, which could negatively impact ticket sales and other sources of revenue. Furthermore, after the start of each season, all MLB players under contract are generally entitled to all of their contract salary for the season, even after sustaining an injury (subject to certain rights of the Braves). Having to compensate a player who is unable to perform for a substantial period of the season, as well as the replacement for the injured player, could create a significant financial burden for the Braves. Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of December 31, 2023, amounts payable annually under such contracts aggregated $236.9 million in 2024, $180.0 million in 2025, $160.7 million in 2026, $111.4 million in 2027, $104.9 million in 2028 and $156.3 million, combined, thereafter. The Braves may or may not elect to obtain disability insurance for their players signed to multiyear contracts to partially mitigate these risks, but there can be no assurance that even if obtained that such insurance will compensate for all or substantially all of the costs associated with player injuries and such insurance would not serve to mitigate any potential negative impact on the team’s performance and revenue.

Focus on team performance, and decisions by management, may negatively impact financial results in the short-term.

Management of Braves Holdings focuses on making operational and business decisions that enhance the on-field performance of the Braves and this may sometimes require implementing strategies and making investments that may negatively impact short-term profit for the sake of immediate on-field success. For example, in order to improve the short-term performance of the team, management may decide to make trades for highly compensated players and sign free agents or current players to high value contracts, which could significantly increase operating expenses for a given year, and which could adversely impact the trading price of our common stock. In addition, to the extent higher salaries must be paid in order to retain talented players, the Braves may be subject to the Competitive Balance Tax imposed by the CBA (each as defined below) if the Braves’ aggregate average payroll exceeds the predetermined thresholds contained in the CBA. The Braves were required to pay the Competitive Balance Tax for the 2023 season. For more information about the Competitive Balance Tax, see “Item 1. Business - MLB Rules and Regulations - Collective Bargaining Agreement” and “Item 1. Business - MLB Rules and Regulations - Competitive Balance Provisions.” Alternatively, management may decide to focus on longer-term success by investing more heavily in the recruiting and development of younger and less expensive talent, which may negatively affect the team’s current on-field success and in turn could have a negative impact on ticket sales and other sources of revenue. We must also comply with all MLB rules and decisions. MLB has significant authority over MLB teams and must act in the best interests of MLB as a whole. Such rules and decisions may be inconsistent with strategies adopted by management and may have a negative effect on the near-term value of our common stock.

The organizational structure of MLB and its rules and regulations impose substantial restrictions on our and our subsidiaries’ operations.

As a condition to maintaining its MLB membership, each MLB Club must comply with the rules and regulations adopted by MLB, as well as a series of other agreements and arrangements that govern the operation and management of an MLB Club (collectively, the “MLB Rules and Regulations”). See “Item 1. Business - MLB Rules and Regulations.” For example, each MLB Club is subject to the Major League Constitution, the Major League Rules and the CBA. In addition, each MLB Club is required to appoint one “Control Person” who is acceptable to MLB and the other MLB Clubs and who has significant authority over club operations and the club’s interaction with MLB. Pursuant to the MLB Rules and Regulations and the CBA, an MLB Club must comply with, among other things, limitations on the amount of debt it can incur, revenue sharing arrangements with other MLB Clubs, commercial arrangements with regard to the national broadcasting of its games and other programming and commercial arrangements relating to the use of its intellectual property. Additionally, the vote of 75% of the MLB Clubs is required for the approval of the sale of any MLB Club or relocation of a franchise to another city.

The Braves will be required to abide by any changes to the MLB Rules and Regulations and the adoption of any new MLB Rules and Regulations, irrespective of whether such changes or new arrangements negatively impact the Braves, proportionately or disproportionately, as compared with the other MLB Clubs. We, as well as our board of directors, board committees and subsidiaries, are also subject to the MLB Rules and Regulations. Further, the Commissioner of Baseball interprets the MLB Rules and Regulations, and we and Braves Holdings (and certain of our affiliates) have agreed to submit any and all disputes related to the MLB Rules and Regulations, or disputes involving another MLB Club, to the Commissioner of Baseball as sole arbitrator. The decisions of the Commissioner of Baseball are binding and not appealable, and therefore we and Braves Holdings may not resort to the courts or any other means to enforce our rights or contest the application of the MLB Rules and Regulations. No assurance can be given that any changes to the MLB Rules and Regulations, adoption of new MLB Rules and Regulations or decisions made by the Commissioner of Baseball will not adversely affect our business and our financial results and have a negative impact upon the value of our common stock.

Organized labor matters could have an adverse effect on our financial results.

Our business is dependent upon the efforts of unionized workers. MLB players are covered by the Collective Bargaining Agreement (the “CBA”). MLB has experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or protests or management lockouts. MLB has also had disputes with the labor union representing the major league umpires, which have resulted in strikes and the need to use replacement umpires. MLB experienced a players’ strike during the 1994 season, which resulted in a regular season that was shortened and the cancelation of the World Series. In December 2021, the previous collective bargaining agreement expired and MLB commenced a lockout of the Major League players. As a result of the lockout, the start of the 2022 regular season was delayed until the MLB Clubs reached a tentative agreement in March 2022 on the terms of the CBA in a Memorandum of Understanding and the regular season began in April. See “Item 1. Business - MLB Rules and Regulations - Collective Bargaining Agreement.” The CBA covers the 2022 through 2026 MLB seasons. Any labor disputes, such as players’ strikes, protests or lockouts, could postpone or cancel MLB games. No revenue will be recognized for cancelled games and the impact may have a material negative effect on our business and results of operations.

The possibility of MLB expansion could create increased competition.

The most recent MLB expansion occurred in 1998. MLB continues to evaluate opportunities to expand into new markets across North America. Because revenue from national broadcasting and licensing agreements are divided equally among all MLB Clubs, any such expansion could dilute the revenue realized by us from such agreements and increase competition for talented players among MLB Clubs. Historically, expansion teams have been permitted to select in an expansion draft certain unprotected players from the rosters of various MLB teams. There can be no assurance that the Braves will be able to retain key players during future expansion drafts or that the rules regarding expansion drafts will not change to the detriment of the Braves. Any expansion in the Southeast region of the United States, in particular, could also draw fan, consumer and viewership interest away from the Braves.

Viewership, and interest in baseball generally, may fluctuate due to factors outside of our control.

Viewership of professional baseball has experienced declines in recent years and, although recent declines have seen some recovery, any future decline in television ratings or attendance for MLB as a whole could have an adverse effect on our financial results. The Braves compete for entertainment and advertising dollars with other sports and entertainment activities. During parts of the MLB regular season, the Braves experience competition from college football, professional basketball (the Atlanta Hawks) and professional football (the Atlanta Falcons). As sporting and entertainment trends change, fans may be drawn to other spectator sports and entertainment options, in spite of on-field success by the Braves.

Broadcasting rights, both national and local, present an important source of revenue for us, and decreases in this broadcasting revenue could have an adverse effect on our financial results.

Braves Holdings derives revenue directly from the sale of their local broadcasting rights through an individually negotiated carriage or license agreement. The sale of their national broadcasting rights, together with those of all other MLB Clubs, is organized through MLB with all such revenue allocated consistent with the MLB Rules and Regulations. A majority of this revenue is reliant on a limited number of broadcasting partners. Solvency and business disruptions impacting our broadcasting partners, as well as any decline in television ratings, carriage disputes, popularity of the Braves specifically, or even MLB as a whole, could adversely affect the revenue that can be derived from the sale of these broadcasting rights. See “- The chapter 11 bankruptcy filing by Diamond Sports Group may interrupt the regional broadcasting of Braves games, which may adversely impact the Braves’ fan base and results of operations” below.

The chapter 11 bankruptcy filing by Diamond Sports Group may interrupt the regional broadcasting of Braves games, which may adversely impact the Braves’ fan base and results of operations.

Diamond Sports Group, a subsidiary of Sinclair Broadcasting Group which licenses and distributes sports content in various regional markets, including the Braves games (other than nationally televised games) in the Braves home television territory, filed for chapter 11 protection in March 2023. As a result of the chapter 11 proceeding, we may be required to repay up to $34.2 million, the amount remitted to us and our subsidiaries during the 90-day preference period preceding the filing. In addition, if Sportsouth Network II, LLC, a subsidiary of Diamond Sports Group, elects to reject the regional sports broadcasting license in the bankruptcy proceeding, regional broadcast rights will revert to us, and we will attempt to find a replacement broadcaster to produce and distribute Braves games but there is no assurance they will be successful, and we and our subsidiaries may not receive any revenue from Sportsouth Network II during the remaining contract term and would be required to write down accounts receivable and contract asset amounts of $34.6 million recorded on our consolidated balance sheet as of December 31, 2023. Any interruption of the regional broadcasting of Braves games due to the chapter 11 bankruptcy may adversely impact the Braves’ fan base and our results of operations. In addition to any lost broadcast revenue or incurred credit losses, we may also incur additional expenses in negotiating a replacement regional broadcast license or an alternative arrangement. While the pending bankruptcy proceeding of Diamond Sports Group has not previously had a material unfavorable impact on our revenue or results of operations, and although Braves Holdings has received all scheduled payments to date, we cannot currently predict whether such bankruptcy proceeding is reasonably likely to have a material unfavorable impact on our revenue or results of operations in the future.

Our ability to incur indebtedness to fund our operations will be limited, which could negatively impact our operations.

Braves Holdings generally funds its operating activities through cash flow from operations and two credit facilities, with a combined borrowing capacity of $275 million. As of December 31, 2023, there were no amounts outstanding under these credit facilities. If cash flows become insufficient to cover operating or capital needs, we may be required to take on additional indebtedness, but applicable CBA rules limit the aggregate amount of indebtedness that the Braves may incur. See “Item 1. Business – MLB Rules and Regulations – Collective Bargaining Agreement” and “Business – MLB Rules and Regulations – Debt Service Rule.” Following our separation from Liberty Media, we do not have access to Liberty Media’s capital or credit and our ability to obtain significant financing on favorable terms, or at all, may be more limited as a standalone company than as a subsidiary of Liberty Media. Due to our size and current indebtedness, together with our assets and operating cash flow, we may be unable to support any significant financing in the future.

If debt financing is not available to us in the future, we may obtain liquidity through the issuance and sale of our equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, Braves Holdings may be unable to continue to develop its business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Certain covenants included in the documents governing our indebtedness impose limitations on the liquidity of our business.

In addition to the Debt Service Rule limitations imposed by the CBA limiting the amount of indebtedness that may be incurred by the Braves, the agreements governing the indebtedness incurred, directly or indirectly, by Braves Holdings, include certain covenants that limit our ability to sell or otherwise transfer control over certain assets or equity interests of affiliated entities. These covenants could limit our flexibility to react to changing or adverse market conditions, which could have an adverse effect on our financial condition and could suppress the value of our common stock.

Our holding company structure could restrict access to funds of our subsidiaries that may be needed to pay third party obligations.

We are a holding company and our assets consist primarily of investments in our subsidiaries, including Braves Holdings. As a holding company, our ability to meet our financial obligations to third parties is dependent upon our available cash balances, distributions from subsidiaries and other investments and proceeds from any asset sales. Further, our ability to receive dividends or payments or advances from our subsidiaries’ businesses depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they are or may become subject and the terms of their indebtedness and any additional debt they may incur in the future. From time to time, our subsidiaries may consider opportunities to refinance such debt, including through use of cash on hand and capital markets transactions. Accordingly, our ability to make payments to third parties and to otherwise meet our financial obligations at the holding company level is constricted.

We do not own Truist Park and any failure to comply with the terms of the Stadium Operating Agreement for Truist Park could result in the termination of our operating subsidiaries’ rights to operate, and play home games at Truist Park, which could adversely impact the Braves’ reputation and our baseball business, financial condition and results of operations.

The Braves play their home games at Truist Park pursuant to the Stadium Operating Agreement entered into with Cobb County and the Cobb-Marietta Coliseum and Exhibit Hall Authority, which owns Truist Park (the “Stadium Operating Agreement”). The Stadium Operating Agreement obligates the Braves to play all home games in Truist Park through the 2046 season, with a 5-year extension option to 2051.

The Stadium Operating Agreement is terminable by Cobb County and the Cobb-Marietta Coliseum and Exhibit Hall Authority upon the occurrence of certain events of default, including, subject to certain exceptions and applicable cure periods: (i) failure of the Braves to pay any amount due and owing under the Stadium Operating Agreement, including the annual license fees, within ten business days after written notice; (ii) failure of the Braves to perform any material agreement or provision of the Stadium Operating Agreement; (iii) the Braves failure to guarantee certain other payment and performance obligations relating to the construction and maintenance of Truist Park; and (iv) failure by the Braves to play all home games at Truist Park. The Stadium Operating Agreement provides that any termination of the agreement will not be effective until the conclusion of the then current MLB season, including any applicable postseason games. The Stadium Operating Agreement also grants the Braves a right of first refusal in connection with any sale by Cobb County and the Cobb-Marietta Coliseum and Exhibit Hall Authority of their interests in Truist Park and provides the Braves with an exclusive option to purchase Truist Park during the twelve month period ending six months prior to the expiration or termination of the Stadium Operating Agreement.

If certain of our subsidiaries were to breach or become unable to satisfy their obligations under or relating to the Stadium Operating Agreement, such subsidiaries’ right to operate Truist Park, including their right to play home games at Truist Park, could be terminated. If the Stadium Operating Agreement is terminated, and the operating subsidiaries determine not to exercise their right of first refusal or exclusive option to purchase, or are unable to exercise such rights or unsuccessful in exercising such rights, there is no guarantee that we would be able to secure alternative facilities for the Braves without a significant disruption to our baseball business. Any termination of the Stadium Operating Agreement could adversely impact the Braves’ reputation and our baseball business, financial condition and results of operations.

Our subsidiaries have incurred and are expected to continue to incur significant indebtedness, including borrowings used or to be used to finance the construction, development and/or ongoing operations of Braves Holdings, the Braves’ stadium, the Mixed-Use Development and a spring training facility, which could negatively impact our financial condition.

Braves Holdings has, directly or indirectly through subsidiaries, taken on a significant level of debt and increased expenses related to the development of the Braves’ stadium, the Mixed-Use Development and our spring training facility. As of December 31, 2023, Braves Holdings had approximately $206.8 million outstanding under various debt instruments for construction and other stadium-related costs, $336.2 million outstanding under various credit facilities and loans for the Mixed-Use Development and $30.0 million outstanding under a credit facility for the spring training facility. Continued construction and development expenditures will increase our costs and indebtedness in the near term, which could have a negative impact on Braves Holdings’ credit worthiness and the value of our common stock.

Our financial performance may be materially adversely affected if we do not experience the anticipated benefits of the Mixed-Use Development in the near term or at all.

Braves Holdings is incurring a significant amount of capital expenditures and indebtedness in connection with the construction and development of the Mixed-Use Development. Although we believe that the Mixed-Use Development will result in a material increase in revenue over the short and long term, including as a result of increased game attendance and rental income from the Mixed-Use Development, no assurance can be given that attendance will increase as anticipated or that the potential benefits of the Mixed-Use Development will be fully realized. To the extent that the long-term anticipated benefits of the Mixed-Use Development do not materialize and we do not experience sustained revenue, our increased costs, including our new debt service obligations, could materially adversely affect our financial results, which is likely to suppress the value of our common stock.

Development activities, such as those associated with the Mixed-Use Development, are subject to significant risks.

Risks associated with real estate development projects, such as the Mixed-Use Development, relate to, among other items, adverse changes in national market conditions (which can result from political, regulatory, economic or other factors), increases in interest rates, competition for, and the financial condition of, tenants, the cyclical nature of property markets, adverse local market conditions, changes in the availability of debt financing, real estate tax rates and other operating expenses, zoning laws and other governmental rules and fiscal policies, energy prices, population trends, risks and operating problems arising out of the presence of certain construction materials, acts of God, uninsurable losses and other factors which are beyond the control of the developer and may make the underlying investments economically unattractive. Development activities also involve the risk that construction may not be completed within budget or on schedule because of cost overruns, work stoppages, shortages of building materials, the inability of contractors to perform their obligations under construction contracts, defects in plans and specifications or various other factors, including natural disasters, which may be exacerbated by climate change. In addition, Braves Holdings has only been managing the Mixed-Use Development since 2017 and although real estate developers and other real estate experts have been engaged to assist us in our efforts, we may not be able to fully realize the projected long-term returns and benefits of our real estate development efforts. Any of these risks could result in substantial unanticipated delays or expenses associated with the Mixed-Use Development, which could have an adverse effect on our financial condition and suppress the value of our common stock.

Additionally, the Mixed-Use Development requires Braves Holdings to comply with various federal, state and local environmental, health, safety and land use laws and regulations. The properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety as well as zoning restrictions. Additional laws which may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations or developments.

Climate change may also have indirect effects on the Mixed-Use Development by increasing the cost of, or making unavailable, property insurance on terms we find acceptable. To the extent that significant changes in the climate occur where the Mixed-Use Development is located, we may experience more frequent extreme weather events, which may result in physical damage to the Mixed-Use Development or its lessees’ facilities and may adversely affect our business, results of operations and financial condition.

Failure of lessees of the Mixed-Use Development to renew their leases as they expire and improvement costs associated with new leases may adversely impact our cash flow from operations, which could negatively impact our financial condition.

If Mixed-Use Development lessees do not renew their leases as they expire, we may not be able to re-lease that space in the Mixed-Use Development. In addition, in connection with securing lease renewals or re-leasing properties, we may agree to terms that are less economically favorable than expiring lease terms, or we may be required to incur significant costs, such as renovations and improvements on behalf of the lessee. Furthermore, a significant portion of the costs of owning property, such as real estate taxes, insurance and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. Any of these events could adversely affect our cash flow from operations and our ability to service our indebtedness, which could negatively impact our financial condition.

Negative market conditions or adverse events affecting existing or potential lessees of the Mixed-Use Development or the industries in which they operate, could have an adverse impact on our ability to attract new lessees, collect rent or renew leases at the Mixed-Use Development, which could adversely affect our cash flow from operations and inhibit growth.

Cash flow from operations depends in part on our ability to lease space in the Mixed-Use Development on economically favorable terms and to collect rent from lessees on a timely basis. We could be adversely affected by various facts and events over which we have limited or no control, such as:

•	lack of or loss of demand for the amount of commercial and retail space developed and being developed at The Battery Atlanta;

•	effects of events outside of our or our lessees’ control affecting demand for commercial and retail space or our lessees’ ability to pay rent, such as a future pandemic or epidemic;
•	inability to retain existing lessees and attract new lessees;
•	changes in market rental rates;
•	declines in lessees’ creditworthiness and ability to pay rent, which may be affected by their operations, economic downturns and competition within their industries from other operators;
•	defaults by and bankruptcies of lessees, failure of lessees to pay rent on a timely basis, or failure of lessees to comply with their contractual obligations;
•	economic or physical decline of the areas around Truist Park and The Mixed-Use Development; and
•	deterioration of physical condition of properties in the Mixed-Use Development.

At any time, any Mixed-Use Development lessee may experience a downturn in its business that may weaken its operating results or overall financial condition. As a result, such lessee may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. The bankruptcy or insolvency of a Mixed-Use Development lessee could diminish the revenue we receive as a result of a lease termination or other concessions, such as reduced rent payable, and our ability to seek payment for unpaid future rent would be substantially limited, if not eliminated. Any lessee bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in material losses to us and could adversely affect our cash flow from operations and our ability to service our indebtedness.

Weak or uncertain economic conditions may reduce consumer demand for products, services and events offered by us.

A weak or uncertain economy as a result of inflation and any recession could adversely affect demand for our products, services and events. A substantial portion of our revenue is derived from discretionary spending by individuals on tickets, including postseason games, concessions, merchandise, suites and premium seat fees, which typically falls during times of economic instability. In addition, weak or uncertain economic conditions and reductions in discretionary spending may adversely impact the demand for products and services of our Mixed-Use Development lessees which may weaken the financial condition of such lessees. As a result, such lessees may delay lease commencement, fail to make rental payments or become insolvent. See “- Negative market conditions or adverse events affecting existing or potential lessees of the Mixed-Use Development or the industries in which they operate, could have an adverse impact on our ability to attract new lessees, re-lease space, collect rent or renew leases at the Mixed-Use Development, which could adversely affect our cash flow from operations and inhibit growth” above. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. While we are currently unable to predict the extent of any of these potential adverse effects in the future, as of December 31, 2023, we do not believe that our operations have been materially impacted by recent inflationary pressures.

Fans attending professional baseball games risk personal injury or accident, which could subject us to personal injury or other claims and could increase our expenses.

Personal injuries and accidents involving fans attending professional baseball games have occurred, and may in the future occur, which could subject us to claims and liabilities for personal injuries which could increase expenses. While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or future pandemics or epidemics.

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, natural disasters, future pandemics or epidemics or similar events, may substantially decrease the attendance at professional baseball games, which may decrease our revenue or expose us to substantial liability. For example, as a result of COVID-19, in 2020, all MLB games were postponed, with a portion of spring training in 2020 for teams cancelled. Additionally, Braves Holdings had limitations on the number of fans in attendance at certain games in 2021, thereby reducing revenue associated with fan attendance. Further, the Mixed-Use Development was affected due to government restrictions in response to COVID-19 on retail and restaurants. It is unclear whether and to what extent the occurrence or threat of these extraordinary events will impact the use of and/or demand for the entertainment and events provided by Braves Holdings and demand for sponsorship and advertising assets. The occurrence or threat of these extraordinary events may also impact discretionary consumer spending.

While we constantly evaluate the security precautions for our events, no security measures can guarantee safety. Despite our best efforts, some occurrences or actions are difficult to foresee and adequately plan for, which could lead to fan, vendor and/or employee harm resulting in fines, penalties, legal costs and reputational risk that could materially and adversely impact our business and results of operations. Some occurrences or actions may also heighten the occurrence and impact of other risk factors described in this “Risk Factors” section.

Poor weather may adversely affect attendance at professional baseball games.

Due to weather conditions, we may be required to cancel or reschedule one or more baseball games to another available day, which could increase our costs and could negatively impact attendance, as well as concession and merchandise sales, which could negatively impact our financial performance. The frequency and severity of such adverse weather conditions could increase as a result of climate change.

Data loss or other breaches or disruptions of our information systems and information system security could materially harm our business and results of operations.

Penetration of our information systems or other misappropriation or misuse of personal or sensitive information and data, including credit card information and other personally identifiable information, could subject us to increased costs, litigation, actions from governmental authorities, and financial or other liabilities. In addition, security breaches, incidents or the inability to protect information could lead to ticketing fraud and counterfeit tickets.

Additionally, we rely on technology, such as our information systems, content distribution systems, ticketing systems, and payment processing systems, as well as technology and information systems of third-party vendors, to conduct our business. Disruptions, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive software, process breakdowns, denial of service attacks or other malicious activities, as well as power outages, natural or other disasters (including extreme weather), terrorist activities or human error, may affect the information systems and services we utilize and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data (of third parties or employees) contained on such systems. The techniques used to access, disable or degrade service or sabotage systems change frequently and continue to become more sophisticated and targeted, and the increasing use of artificial intelligence may intensify cybersecurity risks. While we and our vendors and broadcasting partners continue to develop, implement and maintain security measures seeking to identify and mitigate cybersecurity risks, including unauthorized access or misuse, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring.

Further, we rely on technology at our home games and other live events, the failure or disruption of which, for any significant period of time, could affect our business, our reputation and the success of our live events. Any significant interruption or failure of the technology upon which we rely, or any significant breach of security, could result in decreased performance and increased operating costs (including refunds to impacted end users), adversely affecting our business, financial condition, reputation and results of operations.

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

Through the Company’s operations, sales and marketing activities, it collects and stores certain non-public personal information related to its customers. The Company also gathers and retains information about employees in the normal course of business. The Company may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of its business. The collection, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the collection, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance.

For example, California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued regulations and guidance regarding the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and expands the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions became effective on January 1, 2023. In addition, Virginia enacted the Consumer Data Protection Act in March 2021, which regulates the handling of personal data and became effective on January 1, 2023, and Colorado enacted a personal data protection law in July 2021, the Colorado Privacy Act, which took effect on July 1, 2023. Utah and Connecticut also have enacted consumer privacy statutes. Other states in the U.S. are also separately proposing laws to regulate privacy and security of personal data.  Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal or state laws or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation and the reputation of their third party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we or our business affiliates may not have adequate insurance coverage to compensate for losses.

We and our subsidiaries have operations outside of the United States that are subject to numerous operational risks.

We and our subsidiaries operate in countries other than the United States, including the Dominican Republic. In many foreign countries, particularly in certain developing economies, it is not uncommon to encounter business practices that are prohibited by certain regulations, such as the Foreign Corrupt Practices Act and similar laws. Although we and our subsidiaries have undertaken compliance efforts with respect to these laws, our respective employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies and procedures. Any such violation, even if prohibited by the policies and procedures of our subsidiaries and business affiliates or the law, could have certain adverse effects on the financial condition of us, our subsidiaries and business affiliates. Any failure by us, our subsidiaries and business affiliates to effectively manage the challenges associated with the international operation of our and/or their businesses could materially adversely affect our and our subsidiaries’ financial condition.

The Company’s ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments could be negatively impacted.

At December 31, 2023, we had a deferred tax asset attributable to state net operating losses and federal and state disallowed business interest carryforwards of $16.7 million and we may carry forward our state net operating losses and federal and state disallowed business interest deductions in certain circumstances to offset current and future taxable income and reduce our income tax liability, subject to certain requirements and restrictions. Under certain state laws, our ability to use our state net operating loss and disallowed business interest carryforwards could be substantially limited. These limits could impact the timing of the usage of our state net operating loss and disallowed business interest carryforwards, thus accelerating state cash tax payments or causing certain state net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset.

Factors Relating to Ownership of Our Common Stock and the Securities Market

Our multi-series structure may depress the trading price of the shares of our common stock.

Our multi-series structure may result in a lower or more volatile market price of the shares of our common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-series share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock from being added to these indices. Any such exclusion from indices could result in a less active trading market for, and adversely affect the value of, the shares of our common stock, in part because mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in the shares of our common stock. In addition, several stockholder advisory firms have announced their opposition to the use of multiple-class structures. As a result, the multi-series structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of the shares of our common stock.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including disclosure about our executive compensation, that apply to other public companies.

We are classified as an “emerging growth company” under the JOBS Act. As a result, we have reduced Sarbanes-Oxley Act compliance requirements, as discussed elsewhere, for as long as we are an emerging growth company, which may be up to five full fiscal years. Unlike other public companies, we will not be required to, among other things, (i) comply with certain audit-related requirements that we would otherwise be subject to but for our status as an emerging growth company, (ii) provide certain disclosure regarding executive compensation required of larger public companies or (iii) hold non-binding advisory votes on executive compensation.

To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to complete a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we will be required to document and test our internal control procedures, our management will be required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors will be required to issue an attestation regarding our internal control over financial reporting. However, as an emerging growth company, we will not be required to have our independent auditors attest to the effectiveness of our internal control over financial reporting until our first annual report subsequent to ceasing to be an emerging growth company. As a result, we may not be required to have our independent auditors attest to the effectiveness of our internal control over financial reporting until as late as the annual report for the year ending December 31, 2028. Although we do not expect the annual costs to comply with Section 404 to be significant (based on preliminary assessments), the rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex, subject to change, and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting when we are required to do so or our auditors identify material weaknesses in our internal control, investor confidence in our financial results may weaken, and our stock price may suffer.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

Certain provisions of our restated charter and bylaws may discourage, delay or prevent a change in control of us that a stockholder may consider favorable. These provisions include the following:

●	(i) no person may own 10% or more of the number of outstanding shares of our common stock and (ii) no person may (A) own 50% or more of the number of outstanding shares of our common stock or (B) have the ability to exercise control over our business affairs unless, in the case of clause (i) or clause (ii), such person is expressly approved by MLB (which, in the case of clause (i), includes GAMCO Investors, Inc.) or qualifies as an exempt person (which includes Gregory B. Maffei, our Chairman and Chief Executive Officer, John C. Malone, or any person approved by MLB as the “control person” of the Braves and certain related persons of the foregoing, as well as Liberty Media until such time as Liberty Media no longer owns 10% or more of the number of outstanding shares of our common stock without retaining any power, including, without limitation, voting power, with respect to such shares);
●	authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, a Series A that entitles the holders to one vote per share, and a Series C that, except as otherwise required by applicable law, entitles the holders to no voting rights;
●	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;
●	limiting who may call special meetings of stockholders;
●	prohibiting stockholder action by written consent (subject to certain exceptions), thereby requiring stockholder action to be taken at a meeting of the stockholders;
●	requiring stockholder approval by holders of at least 66⅔% of our voting power with respect to certain extraordinary matters, such as a merger or consolidation of us, a sale of all or substantially all of our assets or an amendment to our restated charter (except in the event approved by at least 75% of our board of directors);
●	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
●	the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our board of directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

Our restated charter includes restrictions on the share ownership of our common stock by certain persons, which if triggered would result in an immediate transfer of the applicable number of shares to a trust for the benefit of the applicable transferor. In addition, MLB rules require that any person or group seeking to acquire a controlling interest in us or the Braves must receive the prior approval of MLB. Such limitations and approval requirements may restrict any change of control or business combination opportunities in which our stockholders might receive a premium for shares of our common stock.

To comply with the policies of MLB, our restated charter provides that, subject to certain exceptions: (i) employees of MLB and related entities may not own our common stock, (ii) persons who are owners, stockholders, directors, officers or employees of any MLB Club other than the Braves may not own 5% or more of the number of outstanding shares of our common stock, (iii) no person may own 10% or more of the number of outstanding shares of our common stock and (iv) no person may (A) own 50% or more of the number of outstanding shares of our common stock or (B) have the ability to exercise control over our business affairs unless, in the case of clause (iii) or clause (iv), such person is expressly approved by MLB (which, in the case of clause (iii), includes GAMCO Investors, Inc.) or qualifies as an exempt holder (which includes Gregory B. Maffei, our Chairman and Chief Executive Officer, John C. Malone, or any person approved by MLB as the “control person” of the Braves and certain related persons of each of the foregoing. In the event that a holder attempts to acquire shares of our common stock in violation of these restrictions, the applicable excess shares will automatically be transferred to a trust whereby such shares shall be held for the benefit of the excess share transferor, and subject to the ownership or control thresholds described in the above clauses (ii), (iii) and (iv) which is purported to be breached, such excess shares may be sold for cash, on the open market, in privately negotiated transactions or otherwise, except that to the extent the purported transfer is in violation of clause (iv)(B), then such excess shares that are shares of BATRB will first be converted to shares of BATRA. No assurance can be given that the trust will be able to sell the shares at a price that is equal to or greater than the price paid by the holder. In addition, the holder’s right to receive the net proceeds of the sale, as well as any dividends or other distributions to which the holder would otherwise be entitled, will be subject to the holder’s compliance with the applicable mechanics included in our restated charter.

In addition to the influence Mr. Malone could exercise in respect of his voting power (see “- Factors Relating to our Corporate History and the Split-Off - Mr. Malone owns shares of our common stock representing approximately 47.5% of our aggregate voting power (based on the number of shares of our common stock outstanding as of December 31, 2023), which may be deemed to put him in a position to influence significant corporate actions and may discourage others from initiating a potential change of control transaction that may be beneficial to our stockholders.”), the share ownership limitations and MLB approvals required for certain transfers of shares of our common stock, in each case included in our restated charter, may have an anti-takeover effect, potentially discouraging third parties from making proposals for acquisitions of greater than 10% of our common stock or a change of control transaction. In addition, if MLB does not provide approval of a specific transaction, these provisions could prevent a transaction in which holders of our common stock might receive a premium for their shares over the then-prevailing market price or which our board of directors or stockholders might believe to be otherwise in the best interest of us and our stockholders.

Our directors and officers are protected from liability for a broad range of actions.

Nevada law has a provision limiting or eliminating the individual liability of both directors and officers unless the articles of incorporation provide for greater liability. A director or officer of a Nevada corporation is not liable unless the presumption that such person acted in good faith, on an informed basis and with a view to the interests of the corporation has been rebutted. In addition, there must be proof both that the act or failure to act constituted a breach of a fiduciary duty as a director or officer and that such breach involved intentional misconduct, fraud or a knowing violation of law. In addition, the Nevada provision permitting limitation of liability applies to both directors and officers and expressly applies to liabilities owed to creditors of the corporation.

Our restated charter provides that the Eighth Judicial District Court of the State of Nevada shall be the exclusive forum for certain litigation that may be initiated by our stockholders, and that the federal courts shall be the exclusive forum for claims under the Securities Act; these provisions could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated charter provides that, subject to limited exceptions, the Eighth Judicial District Court of the State of Nevada in Clark County, Nevada (the “Nevada Eighth Judicial District Court”) (or if the Nevada Eighth Judicial District Court does not have jurisdiction, any other state district court located in the State of Nevada, and if no state district court in the State of Nevada has jurisdiction, any federal court located in the State of Nevada) shall, to the fullest extent permitted by law, be the exclusive forum for certain specified types of “internal actions” as defined under Nevada law, including (a) those brought in our name or right or on our behalf; (b) those for or based upon a breach of fiduciary duty against any director, officer, employee or agent of ours in such capacity; (c) those arising pursuant to, or to interpret, apply, enforce or determine the validity of, any provision of the Nevada corporation laws, the articles of incorporation, the bylaws or certain voting agreements or trusts.

In addition, our restated charter provides that the federal district courts of the United States shall be, to the fullest extent provided by law, the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. In addition, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

These choice of forum provisions may otherwise limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Stockholders who do bring a claim in the Nevada Eighth Judicial District Court could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Nevada. The Nevada Eighth Judicial District Court may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Similarly, the federal district courts may also reach different judgments in Securities Act cases than state courts. Alternatively, if a court were to find the choice of forum provision contained in our restated charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

The holders of any series of our common stock, or the holders of our common stock as a whole, may not have any remedies if an action by our directors or officers prioritizes other interests or has a disparate effect on our common stock or any series thereof.

Principles of Nevada law and the provisions of our restated charter may protect decisions of our board of directors that weigh interests different from those of the holders of our common stock, or any series thereof, or that have a disparate impact upon holders of any series of our common stock. Under Nevada law, the board of directors has the duty to exercise its powers in good faith and with a view to the interests of the corporation. In doing so, the board of directors may consider all relevant facts, circumstances, contingencies or constituencies, including, without limitation, the interests of the corporation’s employees, suppliers, creditors or customers; the economy of the state or the nation; the interests of the community or of society; the long-term or short-term interests of the corporation, including the possibility that these interests may be best served by the continued independence of the corporation; or the long-term or short-term interests of the corporation’s stockholders, including the possibility that these interests may be best served by the continued independence of the corporation. Directors may consider or assign weight to the interests of any particular person or group, or to any other relevant facts, circumstances, contingencies or constituencies and are not required to consider, as a dominant factor, the effect of a proposed corporate action upon any particular group or constituency having an interest in the corporation. Under the principles of Nevada law referred to above and the business judgment rule, you may not be successful in challenging these decisions if a majority of our board of directors is disinterested, independent and adequately informed with respect to decisions of the board and acts in good faith and in the honest belief that the board is acting in the best interests of all of our stockholders.

Our multi-series voting structure may limit your ability to influence corporate matters and future issuances of BATRB may further dilute voting power of shares of BATRA.

Our common stock is divided into three series of common stock: BATRA, BATRB and BATRK. Holders of record of BATRA are entitled to one vote for each share of such stock and holders of record of BATRB are entitled to ten votes for each share of such stock on all matters submitted to a vote of stockholders. Holders of record of BATRK will not be entitled to any voting rights, except as otherwise required by Nevada law. When so required, holders of record of BATRK will be entitled to 1/100th of a vote for each share of such stock. Our restated charter does not provide for cumulative voting in the election of directors and permits future issuances of BATRA, BATRB and BATRK. Any future issuances of BATRA, BATRB or BATRK may dilute your interest in the Company.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Atlanta Braves Holdings’ corporate level information technology (“IT”) and cybersecurity functions are provided by Liberty as part of the services agreement described in Item 1. Business. Through the services agreement, we participate in Liberty’s processes for assessing, identifying, and managing risks from cybersecurity threats at the corporate level, as detailed below. Braves Holdings operates its own cybersecurity function with oversight from Atlanta Braves Holdings.

We are committed to protecting the security and integrity of our systems, networks, databases and applications and, as a result, have implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats.

Cybersecurity risks are assessed as part of our enterprise risk assessment and risk management program and our cybersecurity risk management program is designed and assessed based on recognized frameworks, including the National Institute of Standards and Technology Cybersecurity Framework.

We rely on a multidisciplinary team, including our information security function, legal department, management, and third-party consultants, as described further below, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, using manual and automated tools such as vulnerability scanning software, monitoring existing and emerging cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits and assessments, and conducting threat and vulnerability assessments.

To manage and mitigate material risks from cybersecurity threats to our information systems and data, we implement and maintain various technical, physical and organizational measures, processes and policies. These measures include risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our IT, security and other departments, encryption of data, network security controls, access controls, physical security, asset management, system monitoring, vendor risk management program, employee cybersecurity awareness and training, phishing tests, and penetration testing. Cybersecurity awareness training is also made available annually to our board of directors.

In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have cybersecurity incident response frameworks in place at the corporate level and at Braves Holdings. These frameworks are a set of coordinated procedures and tasks that our incident response teams execute with the goal of ensuring timely and accurate identification, resolution and reporting of cybersecurity incidents both internally and externally, as necessary.

To operate our business, we utilize certain third-party service providers to perform a variety of operational functions. We have implemented a third-party risk management program to evaluate the cybersecurity practices of higher risk vendors and vendors that encounter our systems or data. We additionally engage and retain third-party consultants, legal advisors and assessors to keep us apprised of emerging third-party risk, defense and mitigation strategies, and governance best practices.

Impact of cybersecurity risks on business strategy, results of operations or financial condition

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

For additional information on our cybersecurity risks, see “Data loss or other breaches or disruptions of our information systems and information system security could materially harm our business and results of operations." in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Role of the Board of Directors

Our board of directors has overall responsibility for risk oversight and has delegated to the Audit Committee primary enterprise risk oversight responsibility, including privacy and cybersecurity risk exposures, policies and practices, the steps management takes to detect, monitor and mitigate such risks and the potential impact of those exposures on our business, financial results, operations and reputation. The Audit Committee receives quarterly updates on the enterprise risk management program, including cybersecurity risks and the initiatives undertaken to identify, assess and mitigate such risks. This cybersecurity reporting may include threat and incident reporting, vulnerability detection reporting, risk mitigation metrics, systems and security operations updates, employee education initiatives, and internal audit observations, if applicable.

In addition to the efforts undertaken by the Audit Committee, the full board of directors regularly reviews matters relating to cybersecurity risk and cybersecurity risk management. Any material cybersecurity events would be brought to the attention of the full board of directors once the event is deemed material. We additionally use our incident response framework as part of the process we employ to keep our management and board of directors informed and to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Role of Management

Through our services agreement with Liberty discussed in Item 1 of this Annual Report on Form 10-K, we have established a cross functional Information Security Steering Committee (“ISSC”) with executives from our Legal, Accounting, Internal Audit and Risk Management, Cybersecurity and Facilities departments. The ISSC has management oversight responsibility for assessing and managing technology and operational risk, including information security, fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks at the corporate level and at Braves Holdings.

At Braves Holdings, the Senior Vice President (“SVP”) and Head of Technology, together with the Director Cybersecurity and IT Infrastructure, is responsible for day-to-day management and oversight of subsidiary cybersecurity, including assessing, monitoring and mitigating cybersecurity risk. The SVP and Head of Technology provides regular reporting to Braves Holdings executive management and the ISSC.  Braves Holdings has also established a Security Executive

Steering Committee, which is composed of a cross functional group of executive management and technical team members, including the Chief Financial Officer, Chief Legal Officer, Baseball Assistant General Manager, Vice President Security, SVP and Head of Technology, and Director Cybersecurity and IT Infrastructure.  The Security Executive Steering Committee meets at least quarterly and has primary management oversight responsibility for assessing and managing information security, data protection and privacy, and cybersecurity risks.

Atlanta Braves Holdings and Braves Holdings have also established a Compliance Committee responsible for overseeing and monitoring all corporate compliance initiatives at Braves Holdings, including cybersecurity. The Compliance Committee is composed of members of Liberty’s ISSC as well as the Braves Holdings executive leadership team, including the President and Chief Executive Officers of the Baseball and Development divisions, Chief Financial Officer and Chief Legal Officer. The Head of Information Security provides periodic updates to the Compliance Committee on cybersecurity risks and initiatives as well as any cybersecurity events, as applicable.

Our management team’s experience includes a diverse background in telecom, financial services and other industries, with decades of experience in various aspects of technology and cybersecurity. Liberty’s Head of Cybersecurity has more than 25 years of cybersecurity and information technology experience and holds Certified Information Security Manager and Certified in Risk and Information System Control certifications. Braves Holdings’ SVP and Head of Technology has more than 20 years of leadership experience, including delivering technology solutions and designing and building new business strategies and Braves Holdings’ Director Cybersecurity and IT Infrastructure has more than 20 years of cybersecurity and information technology experience and is a Certified Information System Security Professional.  Together this management team has worked at a variety of companies, including large publicly traded companies, implementing and managing IT and cybersecurity programs and teams, developing tools and processes to protect internal networks, business applications, customer facing applications and customer payment systems.

Item 2. Properties

Atlanta Braves Holdings, Inc.

In connection with the Split-Off, a wholly-owned subsidiary of Liberty entered into a facilities sharing agreement with Atlanta Braves Holdings, pursuant to which Atlanta Braves Holdings shares office facilities with Liberty located at 12300 Liberty Boulevard, Englewood, Colorado, 80112.

Braves Holdings, LLC

For a description of Braves Holdings’ property, see “Item 1. Business—Braves Holdings— Braves Facilities” and “Item 1. Business—Braves Holdings—Mixed-Use Development.”

Item 3. Legal Proceedings

Refer to note 13 in the accompanying notes to the consolidated financial statements for information on our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Series A and Series C common stock trade on the Nasdaq Global Select Market under the symbols “BATRA” and “BATRK,” respectively. Our Series B common stock is quoted on the OTC Markets under the symbol “BATRB,” but it is not actively traded. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com.

The following table sets forth the range of high and low sales prices of our Series B common stock for the periods they were outstanding during the year ended December 31, 2023. There is no established public trading market for our Series B common stock, which is quoted on the OTC Markets. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Atlanta Braves Holdings, Inc.
	Series B (BATRB)
	High	Low
2023
Third quarter (after July 18, 2023)	$63.00	59.00
Fourth quarter	$51.50	45.00

Holders

As of January 31, 2024, there were 4,495, 27 and 712 record holders of our Series A, Series B and Series C common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the three months ended December 31, 2023. During the three months ended December 31, 2023, 24 shares of Atlanta Braves Holdings Series A common stock, zero shares of Series B common stock and 46 shares of Series C common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Explanatory Note

During November 2022, the board of directors of Liberty Media Corporation (“Liberty” or “Liberty Media”) authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings, Inc. (the “Split-Off”). The Split-Off was completed on July 18, 2023 and was intended to be tax-free to holders of Liberty Braves common stock. Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings,” “the Company,” “us,” “we,” or “our”) is comprised of the businesses, assets and liabilities previously attributed to the Liberty Braves Group (“Braves Group”), which, as of December 31, 2023, included Atlanta Braves Holdings’ wholly-owned subsidiary Braves Holdings, LLC (“Braves Holdings”) and corporate cash. Although Atlanta Braves Holdings was reported as a combined company until the date of the Split-Off, all periods reported herein are referred to as consolidated.

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

The baseball segment includes operations relating to the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Atlanta Braves,” the “Braves,” the “club,” or the “team”) and the Braves’ ballpark (“Truist Park” or the “Stadium”) and includes revenue generated from ticket sales, concessions, local broadcasting rights, advertising sponsorships, suites and premium seat fees, retail and licensing revenue, shared Major League Baseball (“MLB”) revenue streams, including national broadcasting rights and licensing, and other sources. Ticket sales, concessions, broadcasting rights and advertising sponsorship sales are the baseball segment’s primary revenue drivers.

The mixed-use development segment includes retail, office, hotel and entertainment operations within The Battery Atlanta (the “Mixed-Use Development”). The Mixed-Use Development derives revenue primarily from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships throughout the year.

Strategies and Challenges

Executive Summary

The financial results of Atlanta Braves Holdings depend in large part on the ability of the Braves to achieve on-field success. The team’s successes generate significant fan enthusiasm, resulting in sustained ticket, premium seating, concession and merchandise sales, and greater shares of local broadcasting audiences. Management of Braves Holdings focuses on making operational and business decisions that enhance the on-field performance of the Braves and this may sometimes require implementing strategies and making investments that may negatively impact short-term profitability for the sake of immediate on-field success.

Braves Holdings, affiliated entities and third party development partners, developed a significant portion of the land around Truist Park, the Braves’ stadium, creating a 2.25 million square-foot mixed-use complex that features retail, residential, office, hotel and entertainment opportunities, known as The Battery Atlanta. We believe that the continued development and operations of The Battery Atlanta will result in increased game attendance as well as office and retail rental income (including overage rent and tenant reimbursements), and income from parking and corporate sponsorships throughout the year.

Key Drivers of Revenue

Atlanta Braves Holdings manages its business based on the following reportable segments: baseball and Mixed-Use Development. The baseball segment includes its operations relating to the Braves baseball franchise and Truist Park and includes revenue generated from game attendance (ticket sales), concessions, local broadcasting rights, advertising sponsorships, suites and premium seat fees, retail and licensing revenue, shared MLB revenue streams, including national broadcasting rights and licensing, and other sources.

The Mixed-Use Development segment includes retail, office, hotel and entertainment operations within The Battery Atlanta. The Battery Atlanta derives revenue primarily from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships throughout the year.

Current Trends Affecting Our Business

The ability of Atlanta Braves Holdings to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Future performance is dependent in part on general economic conditions and the effect of those conditions on our customers. Weak economic conditions may lead to lower ticket demand for baseball events, which would also negatively affect concession and merchandise sales, and lower levels of advertising sponsorships. While Atlanta Braves Holdings is currently unable to predict the extent of any of these potential adverse effects as of December 31, 2023, Atlanta Braves Holdings does not believe that its operations have been materially impacted by recent inflationary pressures.

Results of Operations – Consolidated

General. Provided in the tables below is information regarding the historical Consolidated Operating Results and Other Income and Expense of Atlanta Braves Holdings, as well as information regarding the contribution to those items from our reportable segments. The “corporate and other” category consists of those assets that do not qualify as a separate reportable segment.

	Years ended December 31,
	2023	2022

	dollar amounts in thousands
Baseball revenue	$581,671	534,984
Mixed-Use Development revenue	58,996	53,577
Total revenue	640,667	588,561
Operating costs and expenses:
Baseball operating costs	(482,391)	(427,832)
Mixed-Use Development costs	(8,834)	(8,674)
Selling, general and administrative, excluding stock-based compensation	(111,117)	(93,279)
Stock-based compensation	(13,221)	(12,233)
Impairment of long-lived assets and other related costs	(564)	(5,427)
Depreciation and amortization	(70,980)	(71,697)
Operating income (loss)	(46,440)	(30,581)
Other income (expense):
Interest expense	(37,673)	(29,582)
Share of earnings (losses) of affiliates, net	26,985	28,927
Realized and unrealized gains (losses) on intergroup interests, net	(83,178)	(35,154)
Realized and unrealized gains (losses) on financial instruments, net	2,343	13,067
Gains (losses) on dispositions, net	2,309	20,132
Other, net	6,496	1,674
Earnings (loss) before income taxes	(129,158)	(31,517)
Income tax benefit (expense)	3,864	(2,655)
Net earnings (loss)	$(125,294)	(34,172)

Adjusted OIBDA	$38,325	58,776

Regular season home games	81	81
Postseason home games	2	2
Average number of attendees per regular season home game	32,542	31,725

Baseball revenue. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue. The following table disaggregates baseball revenue by source:

	Years ended December 31,
	2023	2022

	amounts in thousands
Baseball event	$339,485	298,364
Broadcasting	160,944	154,185
Retail and licensing	51,533	47,792
Other	29,709	34,643
Total Baseball	$581,671	534,984

Baseball revenue increased $46.7 million during the year ended December 31, 2023, as compared to the prior year, due to increased ticket demand and attendance at regular season home games. Baseball event revenue also increased for the year ended December 31, 2023 due to new advertising sponsorship agreements and contractual rate increases. Broadcasting revenue increased $6.8 million during the year ended December 31, 2023, as compared to the prior year, primarily due to contractual rate increases. Retail and licensing revenue increased $3.7 million during the year ended December 31, 2023, as compared to the prior year, due to increased attendance at regular season home games and demand for City Connect and other apparel, partially offset by a reduction in demand for World Series Champions apparel. Other revenue, a component of baseball revenue, decreased $4.9 million during the year ended December 31, 2023, as compared to the prior year, primarily due to fewer concerts at the Stadium and a reduction in World Series trophy tour revenue, partially offset by a $3.9 million increase in spring training related revenue (ticket sales, concession revenue and other gameday related revenue), driven by a six game increase in spring training home games, and revenue from additional special events at Truist Park. The Braves have a long term local television broadcasting agreement with Sportsouth Network II, LLC. Diamond Sports Group, the parent company of Sportsouth Network II, LLC, is in financial distress and has filed for chapter 11 protection. While the pending bankruptcy proceeding of Diamond Sports Group has not previously had a material unfavorable impact on the Company’s revenue and the Company has received scheduled payments to date, we cannot currently predict whether such bankruptcy proceeding is reasonably likely to have a material unfavorable impact on our revenue in the future.

Mixed-Use Development revenue. Mixed-Use Development revenue is derived from the mixed-use facilities and primarily includes rental income and to a lesser extent, parking revenue and sponsorships. For the year ended December 31, 2023, Mixed-Use Development revenue increased $5.4 million, as compared to the prior year, primarily due to a $3.4 million increase in rental income and a $1.0 million increase in sponsorship revenue. Increases in rental income for the year ended December 31, 2023, were primarily driven by a $2.4 million increase in tenant recoveries and $1.8 million increase primarily related to new lease agreements, partially offset by a reduction in overage rent.

Baseball operating costs. Baseball operating costs primarily include costs associated with baseball and stadium operations. For the year ended December 31, 2023, baseball operating expenses increased $54.6 million, as compared to the prior year, primarily due to a $32.9 million increase in major league player salaries, $3.7 million increase under MLB’s revenue sharing plan and other shared expenses, $4.4 million increase in minor league team and player expenses, $3.2 million increase in variable concession and retail operating costs, $3.2 million increase in major league team expenses and $2.8 million of increased spring training related expenses (facility and game day operations, travel, and other variable expenses) due to the impact of additional games in 2023.

Mixed-Use Development costs. Mixed-Use Development costs primarily include costs associated with maintaining and operating the mixed-use facilities. During the year ended December 31, 2023, Mixed-Use Development costs were relatively flat as compared to the prior year.

Selling, general and administrative, excluding stock-based compensation. Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $17.8 million for the year ended December 31, 2023, as compared to the prior year, primarily driven by increased personnel and professional service costs, primarily driven by costs related to the Split-Off.

Stock-based compensation. For the year ended December 31, 2023, stock-based compensation was relatively flat as compared to the prior year.

Impairment of long-lived assets and other related costs. Impairment of long-lived assets and other related costs includes charges associated with hurricane damage to the Atlanta Braves’ spring training facility located in North Port, Florida.

Depreciation and amortization. Depreciation and amortization was relatively flat for the year ended December 31, 2023, as compared to the prior year. The slight decrease was due to various assets becoming fully depreciated.

Operating income (loss). Operating loss increased $15.9 million during the year ended December 31, 2023, as compared to the prior year, due to the above explanations.

Adjusted OIBDA. To provide investors with additional information regarding the Company’s financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as defined as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flow provided by (used in) operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP’). The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Years ended December 31,
	2023	2022

	amounts in thousands
Operating income (loss)	$(46,440)	(30,581)
Impairment of long-lived assets and other related costs	564	5,427
Stock-based compensation	13,221	12,233
Depreciation and amortization	70,980	71,697
Adjusted OIBDA	$38,325	58,776

Adjusted OIBDA is summarized as follows:

	Years ended December 31,
	2023	2022

	amounts in thousands
Baseball	$21,225	33,259
Mixed-Use Development	39,499	35,433
Corporate and Other	(22,399)	(9,916)
Total	$38,325	58,776

Consolidated Adjusted OIBDA decreased $20.5 million during the year ended December 31, 2023 as compared to the prior year.

Baseball Adjusted OIBDA decreased $12.0 million during the year ended December 31, 2023 as compared to the prior year, primarily due to the fluctuations in baseball revenue and operating costs, as described above.

Mixed-Use Development Adjusted OIBDA increased $4.1 million during the year ended December 31, 2023 as compared to the prior year, primarily due to the increase in Mixed-Use Development revenue and costs, as described above.

Corporate and Other Adjusted OIBDA loss increased $12.5 million during the year ended December 31, 2023 as compared to the prior year, primarily due to increases in costs related to the Split-Off.

Interest Expense. Interest expense increased $8.1 million during the year ended December 31, 2023 as compared to the prior year, primarily due to increased interest rates on the Company’s variable rate debt.

Share of earnings (losses) of affiliates. The following table presents Atlanta Braves Holdings’ share of earnings (losses) of affiliates:

	Years ended December 31,
	2023	2022

	amounts in thousands
MLB Advanced Media, L.P.	$19,747	24,386
Baseball Endowment, L.P.	2,114	(1,928)
Other	5,124	6,469
Total	$26,985	28,927

Realized and unrealized gains (losses) on intergroup interests, net. As the notional shares underlying the intergroup interests were not represented by outstanding shares of common stock, such shares had not been officially designated Series A, B or C Liberty Braves common stock. However, Liberty historically assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock and the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock were used for the mark-to-market adjustment for the intergroup interests held by Formula One Group and Liberty SiriusXM Group, respectively, through the consolidated statements of operations. During the second quarter of 2023, Liberty determined that, in connection with the Split-Off, shares of Atlanta Braves Holdings Series C common stock would be used to settle and extinguish the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group. Accordingly, effective as of June 30, 2023 and through the Split-Off date, the market price of Series C Liberty Braves common stock was used for the mark-to-market adjustment for the intergroup interest held by the Liberty SiriusXM Group. Realized and unrealized gains (losses) on intergroup interests, net were driven by changes in the market prices of Liberty Braves common stock. As disclosed above, the intergroup interests were settled and extinguished in connection with the Split-Off.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the Company’s interest rate swaps driven by changes in interest rates.

Gains (losses) on dispositions, net. During the year ended December 31, 2023, the Company recognized a gain on the disposition of a non-financial asset. During the year ended December 31, 2022, the Company recognized gains on dispositions related to the sale of its three Professional Development League clubs, the Gwinnett Stripers, Mississippi Braves and Rome Braves.

Other, net. Other, net income increased $4.8 million during the year ended December 31, 2023, as compared to the prior year, primarily due to increased net periodic pension benefits, as well as increased interest and dividend income.

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Years ended December 31,
	2023	2022

	amounts in thousands
Earnings (loss) before income taxes	$(129,158)	(31,517)
Income tax (expense) benefit	3,864	(2,655)

During the year ended December 31, 2023, the Company recognized a tax benefit less than the expected federal tax rate of 21% due primarily to intergroup interest losses that are not deductible for tax purposes.

During the year ended December 31, 2022, the Company recognized tax expense instead of a tax benefit at the expected federal tax rate of 21% primarily due to intergroup interest losses that are not deductible for tax purposes and the reduction of goodwill as a result of the sale of the Professional Development League clubs that is also not deductible for tax purposes.

Net earnings (loss). The Company had net losses of $125.3 million and $34.2 million for the years ended December 31, 2023 and 2022, respectively. The change in net earnings (loss) was the result of the fluctuations in Atlanta Braves Holdings’ revenue, expenses and other gains and losses, as described above.

Liquidity and Capital Resources

As of December 31, 2023, the Company had $125.1 million of cash and cash equivalents. Substantially all of its cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

During the year ended December 31, 2023, the Company’s primary uses of cash were capital expenditures, working capital requirements and debt service, funded primarily by cash from operations, distributions from equity method affiliates and new borrowings on construction loans.

During the year ended December 31, 2022, the Company’s primary uses of cash were debt service, amateur player acquisition rights and capital expenditures, funded primarily by borrowings of debt, cash from operations, cash proceeds from dispositions and distributions from equity method affiliates. In addition, during the year ended December 31, 2022, the Company paid the Liberty SiriusXM Group approximately $13.8 million of cash, resulting in a partial settlement of the intergroup interest in the Braves Group held by the Liberty SiriusXM Group.

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

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs, including the Braves Club Trust (the “Club Trust”). The maximum amount available to the Club Trust under the LWCF was $125 million as of December 31, 2023. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

MLB Facility Fund Revolver

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction. In May 2021, Braves Facility Fund LLC established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The commitment termination date, which is the repayment date for all amounts borrowed under the MLB facility fund – revolver, is July 10, 2026. The maximum amount available to Braves Facility Fund LLC under the MLB facility fund – revolver was $41.4 million as of December 31, 2023. Borrowings outstanding under the MLB facility fund – revolver bore interest at a variable rate of 6.73% per annum as of December 31, 2023.

TeamCo Revolver

A subsidiary of Braves Holdings is party to a Revolving Credit Agreement (the “TeamCo Revolver”), which provides revolving commitments of $150 million and matures in August 2029. The availability under the TeamCo Revolver as of December 31, 2023 was $150 million.

See note 6 to the accompanying consolidated financial statements for a description of all indebtedness obligations.

Off-Balance Sheet Arrangements and Material Cash Requirements

Information concerning the amount and timing of material cash requirements, both accrued and off-balance sheet, as of December 31, 2023, is summarized below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years

	amounts in thousands
Long-term debt (1)	$572,947	42,153	190,123	180,717	159,954
Interest payments (2)	130,182	24,520	46,698	21,732	37,232
Employment agreements (3)	950,158	236,853	340,724	216,269	156,312
Lease obligations	176,570	10,192	20,447	18,445	127,486
Other obligations (4)	31,209	2,982	5,481	4,126	18,620
Total consolidated	$1,861,066	316,700	603,473	441,289	499,604
(1)	Amounts are stated at the face amount at maturity and do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on the Company’s outstanding debt at December 31, 2023, (ii) assume the interest rates on the Company’s variable rate debt remain constant at the December 31, 2023 rates and (iii) assume that its existing debt is repaid at maturity.
(3)	The Braves have entered into long-term employment contracts with certain of their players (current and former), coaches and executives. Amounts due under such contracts as of December 31, 2023 aggregated $950.2 million. In addition, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts. The Braves are under no legal obligation to pay Major League player salaries during any period that players do not render services during a labor dispute.
(4)	Amounts include obligations for capital maintenance of Truist Park and software contracts.

Critical Accounting Estimates

The preparation of Atlanta Braves Holdings’ consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates that Atlanta Braves Holdings believes are critical to its consolidated financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Non-Financial Instrument Valuations. Atlanta Braves Holdings’ non-financial instrument valuations are primarily comprised of its annual assessment of the recoverability of its goodwill and franchise rights (collectively, “indefinite-lived intangible assets”), and its evaluation of the recoverability of its other long-lived assets upon certain triggering events. If the carrying value of Atlanta Braves Holdings’ long-lived assets exceeds their estimated fair value, Atlanta Braves Holdings is required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in the consolidated statement of operations. Judgment is required to estimate the fair value of Atlanta Braves Holdings’ long-lived assets. Atlanta Braves Holdings may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. Atlanta Braves Holdings may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the judgment involved in Atlanta Braves Holdings’ estimation techniques, any value ultimately derived from Atlanta Braves Holdings’ long-lived assets may differ from its estimate of fair value.

As of December 31, 2023, the Company had $175.8 million of goodwill and $123.7 million of franchise rights. The Company’s goodwill and franchise rights are both entirely allocated to the baseball reportable segment. The Company performs its annual assessment of the recoverability of its indefinite-lived intangible assets in the fourth quarter each year, or more frequently if events and circumstances indicate impairment may have occurred. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The accounting guidance also allows entities the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of its reporting units. The Company considers whether there are any negative macroeconomic conditions, industry-specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

Income Taxes. The Company is required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in its consolidated financial statements or tax returns for each taxing jurisdiction in which the Company operates. This process requires the Company’s management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that it enters into. Based on these judgments, the Company may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which the Company operates, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on the Company’s financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

As of December 31, 2023, we had $83.9 million aggregate principal amount of floating rate debt with a weighted average interest rate of 7.1% and $489.1 million aggregate principal amount of fixed rate debt with a weighted average interest rate of 4.4%.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Atlanta Braves Holdings, Inc. are filed under this Item, beginning on Page II-1. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Item 9B. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Atlanta Braves Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlanta Braves Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive earnings (loss), equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Atlanta, Georgia
February 28, 2024

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2023 and 2022

	2023	2022

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$125,148	150,664
Restricted cash	12,569	22,149
Accounts receivable and contract assets, net of allowance for credit losses	62,922	70,234
Other current assets	17,380	24,331
Total current assets	218,019	267,378

Property and equipment, at cost (note 4)	1,091,943	1,007,776
Accumulated depreciation	(325,196)	(277,979)
	766,747	729,797

Investments in affiliates, accounted for using the equity method (note 5)	99,213	94,564
Intangible assets not subject to amortization:
Goodwill	175,764	175,764
Franchise rights	123,703	123,703
	299,467	299,467

Other assets, net	120,884	99,455
Total assets	$1,504,330	1,490,661

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Balance Sheets (continued)

December 31, 2023 and 2022

	2023	2022

	amounts in thousands
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$73,096	54,748
Deferred revenue and refundable tickets	111,985	104,996
Current portion of debt (note 6)	42,153	74,806
Other current liabilities	6,439	6,361
Total current liabilities	233,673	240,911

Long-term debt (note 6)	527,116	467,160
Redeemable intergroup interests	—	278,103
Finance lease liabilities (note 7)	103,586	107,220
Deferred income tax liabilities (note 9)	50,415	54,099
Pension liability (note 8)	15,222	15,405
Other noncurrent liabilities	33,676	28,253
Total liabilities	963,688	1,191,151
Equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; zero shares issued at December 31, 2023 and December 31, 2022	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,318,197 and zero at December 31, 2023 and December 31, 2022, respectively	103	—
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 977,776 and zero at December 31, 2023 and December 31, 2022, respectively	10	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 50,577,776 and zero at December 31, 2023 and December 31, 2022, respectively	506	—
Additional paid-in capital	1,089,625	—
Former parent’s investment	—	732,350
Accumulated other comprehensive earnings (loss), net of taxes	(7,271)	(3,758)
Retained earnings (deficit)	(554,376)	(429,082)
Total stockholders' equity/former parent's investment	528,597	299,510
Noncontrolling interests in equity of subsidiaries	12,045	—
Total equity	540,642	299,510
Commitments and contingencies (note 13)
Total liabilities and equity	$1,504,330	1,490,661

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2023 and 2022

	2023	2022

	amounts in thousands
	except per share amounts
Revenue:
Baseball revenue	$581,671	534,984
Mixed-Use Development revenue	58,996	53,577
Total revenue	640,667	588,561
Operating costs and expenses:
Baseball operating costs	482,391	427,832
Mixed-Use Development costs	8,834	8,674
Selling, general and administrative, including stock-based compensation	124,338	105,512
Impairment of long-lived assets and other related costs	564	5,427
Depreciation and amortization	70,980	71,697
	687,107	619,142
Operating income (loss)	(46,440)	(30,581)
Other income (expense):
Interest expense	(37,673)	(29,582)
Share of earnings (losses) of affiliates, net (note 5)	26,985	28,927
Realized and unrealized gains (losses) on intergroup interests, net	(83,178)	(35,154)
Realized and unrealized gains (losses) on financial instruments, net	2,343	13,067
Gains (losses) on dispositions, net (note 1)	2,309	20,132
Other, net	6,496	1,674
Earnings (loss) before income taxes	(129,158)	(31,517)
Income tax benefit (expense)	3,864	(2,655)
Net earnings (loss)	$(125,294)	(34,172)
Basic net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$(2.03)	(0.55)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$(2.03)	(0.55)

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2023 and 2022

	2023	2022

	amounts in thousands
Net earnings (loss)	$(125,294)	(34,172)
Other comprehensive earnings (loss), net of tax:
Unrealized holdings gains (loss) arising during the period	(3,506)	13,965
Share of other comprehensive earnings (loss) of affiliates	(7)	1,186
Other comprehensive earnings (loss), net of tax	(3,513)	15,151
Comprehensive earnings (loss)	$(128,807)	(19,021)

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2023 and 2022

	2023	2022

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(125,294)	(34,172)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70,980	71,697
Stock-based compensation	13,221	12,233
Impairment of long-lived assets	—	4,811
Share of (earnings) losses of affiliates, net	(26,985)	(28,927)
Realized and unrealized (gains) losses on intergroup interests, net	83,178	35,154
Realized and unrealized (gains) losses on financial instruments, net	(2,343)	(13,067)
(Gains) losses on dispositions, net	(2,309)	(20,132)
Deferred income tax expense (benefit)	(7,872)	(10,413)
Cash receipts from returns on equity method investments	22,450	21,700
Net cash received (paid) for interest rate swaps	5,104	(1,194)
Other charges (credits), net	1,218	2,329
Net change in operating assets and liabilities:
Current and other assets	(42,802)	9,912
Payables and other liabilities	13,080	3,418
Net cash provided by (used in) operating activities	1,626	53,349
Cash flows from investing activities:
Capital expended for property and equipment	(69,036)	(17,669)
Cash proceeds from dispositions	—	48,008
Investments in equity method affiliates and equity securities	(125)	(5,273)
Other investing activities, net	110	27,500
Net cash provided by (used in) investing activities	(69,051)	52,566
Cash flows from financing activities:
Borrowings of debt	83,033	154,753
Repayments of debt	(56,187)	(309,612)
Payments to settle intergroup interests	—	(13,828)
Contribution from noncontrolling interest	12,045	—
Other financing activities, net	(6,562)	(8,528)
Net cash provided by (used in) financing activities	32,329	(177,215)
Net increase (decrease) in cash, cash equivalents and restricted cash	(35,096)	(71,300)
Cash, cash equivalents and restricted cash at beginning of period	172,813	244,113
Cash, cash equivalents and restricted cash at end of period	$137,717	172,813

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Statements of Equity

Years ended December 31, 2023 and 2022

							Accumulated
							other		Noncontrolling
					Former	Additional	comprehensive	Retained	interests
	Preferred	Common Stock			parent's	paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	investment	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2022	$—	—	—	—	720,023	—	(18,909)	(394,891)	—	306,223
Net earnings (loss)	—	—	—	—	—	—		(34,172)	—	(34,172)
Other comprehensive earnings (loss)	—	—	—	—	—	—	15,151		—	15,151
Stock-based compensation	—	—	—	—	12,233	—			—	12,233
Other	—	—	—	—	94	—		(19)	—	75
Balance at December 31, 2022	—	—	—	—	732,350	—	(3,758)	(429,082)	—	299,510
Net earnings (loss)	—	—	—	—	—	—	—	(125,294)	—	(125,294)
Other comprehensive earnings (loss)	—	—	—	—	—	—	(3,513)	—	—	(3,513)
Stock-based compensation	—	—	—	—	6,294	6,877	—	—	—	13,171
Change in capitalization in connection with Atlanta Braves Holdings Split-Off	—	103	10	418	(724,115)	723,584	—	—	—	—
Tax sharing adjustment with Former parent	—	—	—	—	(7,354)	—	—	—	—	(7,354)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	12,045	12,045
Settlement of intergroup interest	—	—	—	86	—	361,195	—	—	—	361,281
Other	—	—	—	2	(7,175)	(2,031)	—	—	—	(9,204)
Balance at December 31, 2023	$—	103	10	506	—	1,089,625	(7,271)	(554,376)	12,045	540,642

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(1)Basis of Presentation

During November 2022, the board of directors of Liberty Media Corporation (“Liberty,” “Liberty Media” or “Former parent”) authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings, Inc. (the “Split-Off”). The Split-Off was completed on July 18, 2023 and was intended to be tax-free to holders of Liberty Braves common stock. Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings” or the “Company”) is comprised of the businesses, assets and liabilities previously attributed to the Liberty Braves Group (“Braves Group”), which, as of December 31, 2023, included Atlanta Braves Holdings’ wholly-owned subsidiary Braves Holdings, LLC (“Braves Holdings”) and corporate cash.

The accompanying consolidated financial statements represent the combination of the historical financial information of the Braves Group until the date of the Split-Off. Although Atlanta Braves Holdings was reported as a combined company until the date of the Split-Off, all periods reported herein are referred to as consolidated. These financial statements refer to the consolidation of Braves Holdings, cash and intergroup interests in the Braves Group (prior to settlement/extinguishment) as “Atlanta Braves Holdings,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. The Split-Off is accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty Braves common stock. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

In January 2022, Braves Holdings sold the three Professional Development League clubs to a third party and recognized a gain of approximately $20.3 million, which was allocated entirely to the baseball reportable segment. The Company did not classify these Professional Development League clubs, all of which are part of the baseball reportable segment, as discontinued operations, as their dispositions did not represent a strategic shift that would have a major effect on the Company’s operations and financial results. Each of the three clubs remain affiliated with Braves Holdings via player development license agreements with MLB Professional Development Leagues, LLC. Additionally, Braves Holdings granted an exclusive, royalty free, sub-licensable, and irrevocable license to use various tradenames and logos. The license fee is included within the total purchase price of approximately $49.4 million.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Split-Off of Atlanta Braves Holdings from Liberty

Prior to the Split-Off, a portion of Liberty’s general and administrative expenses, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support was allocated to the Braves Group each reporting period based on an estimate of time spent. The Braves Group paid $4.5 million during 2023 prior to the Split-Off and paid $9.0 million during the year ended December 31, 2022, for such expenses.

Prior to the Split-Off, the Liberty Formula One Group (the “Formula One Group”) and the Liberty SiriusXM Group held intergroup interests in the Braves Group. The intergroup interests represented quasi-equity interests which were not represented by outstanding shares of common stock; rather, the Formula One Group and Liberty SiriusXM Group had attributed interests in the Braves Group, which were generally stated in terms of a number of shares of Liberty Braves common stock. As of December 31, 2022, 6,792,903 notional shares represented an 11.0% intergroup interest in the Braves Group held by the Formula One Group and 1,811,066 notional shares represented a 2.9% intergroup interest in the Braves Group held by the Liberty SiriusXM Group. Historically, Liberty assumed that the notional shares (if and when issued) related to the Formula One Group interest in the Braves Group would be comprised of Series C Liberty Braves common stock and that the notional shares (if and when issued) related to the Liberty SiriusXM Group interest in the Braves Group would be comprised of Series A Liberty Braves common stock. Therefore, the market prices of Series C Liberty Braves and Series A Liberty Braves common stock were used for the mark-to-market adjustment for the intergroup interests held by the Formula One Group and the Liberty SiriusXM Group, respectively, through the consolidated statements of operations. During the second quarter of 2023, Liberty determined that, in connection with the Split-Off, shares of Atlanta Braves Holdings Series C common stock would be used to settle and extinguish the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group. Accordingly, effective as of June 30, 2023 and through the Split-Off date, the market price of Series C Liberty Braves common stock was used for the mark-to-market adjustment for the intergroup interest held by the Liberty SiriusXM Group.

The intergroup interests in the Braves Group remaining immediately prior to the Split-Off were settled and extinguished in connection with the Split-Off through the attribution, to the respective tracking stock group, of Atlanta Braves Holdings Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest.

Following the Split-Off and subsequent Liberty Media Exchange (as defined below), Liberty and Atlanta Braves Holdings operate as separate, publicly traded companies and neither has any continuing stock ownership, beneficial or otherwise, in the other. Liberty owned 1,811,066 shares of Atlanta Braves Holdings Series C common stock following the Spilt-Off. In November 2023, Liberty exchanged 1,811,066 shares of Atlanta Braves Holdings Series C common stock with a third party in satisfaction of certain of Liberty’s debt obligations, and an affiliate of such third party then sold the shares in a secondary public offering (the “Liberty Media Exchange”). Atlanta Braves Holdings did not receive any of the proceeds from the Liberty Media Exchange. Following this transaction, neither Liberty nor Atlanta Braves Holdings has any continuing stock ownership, beneficial or otherwise, in the other.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Atlanta Braves Holdings and Liberty with respect to and resulting from the Split-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Atlanta Braves Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury, information

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

technology, cybersecurity and investor relations support. Atlanta Braves Holdings will reimburse Liberty for direct, out-of-pocket expenses and will pay a services fee to Liberty under the services agreement that is subject to adjustment quarterly, as necessary. Additionally, pursuant to the services agreement with Liberty, components of Liberty Chief Executive Officer’s compensation will either be paid directly to him or reimbursed to Liberty, in each case, based on allocations set forth in the services agreement. The allocation percentage was 7% for Atlanta Braves Holdings during the period from July 18, 2023 to December 31, 2023.

Under the facilities sharing agreement, Atlanta Braves Holdings shares office space with Liberty and related amenities at Liberty’s corporate headquarters. The aircraft time sharing agreements provide for Liberty to lease certain aircraft that it or its subsidiaries own to Atlanta Braves Holdings for use on a periodic, non-exclusive time sharing basis. Pursuant to the registration rights agreement with Liberty, Atlanta Braves Holdings has registered the shares of Atlanta Braves Holdings’ Series C common stock that were issued to Liberty in settlement and extinguishment of the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group and then exchanged by Liberty with a third party in satisfaction of certain debt obligations.

Under these various agreements, amounts reimbursable to Liberty aggregated $1.8 million for the period from July 18, 2023 to December 31, 2023.

(2)Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents (Level 1) consist of highly liquid investments purchased with original maturities of three months or less. Cash equivalents aggregated $45.7 million and $69.1 million as of December 31, 2023 and 2022, respectively.

Restricted Cash

Restricted cash consists of cash on deposit that is restricted for the payment of certain debt and interest obligations, debt reserves, Stadium repair and maintenance reserves and Stadium lease payments.

Accounts Receivable and Contract Assets, net of Allowance for Credit Losses

An account receivable is recorded when there is an unconditional right to consideration based on a contract with a customer. For certain types of contracts with customers, the Company may recognize revenue in advance of the contractual right to invoice the customer, resulting in an amount recorded to contract assets as required by Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Once the Company has an unconditional right to consideration under these contracts, the contract assets are reclassified to accounts receivable. The table below details the opening and closing balances of accounts receivable and contract assets:

	Years ended December 31,
	2023	2022

	amounts in thousands
Accounts receivable, net of allowance for credit losses	$27,838	23,980
Contract assets	35,084	46,254
Total	$62,922	70,234

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Accounts receivable and contract assets are reflected net of an allowance for credit losses. A summary of activity in the allowance for credit losses is as follows:

	Beginning of	Charged to		End of year
	year balance	expense	Write-Offs	balance

	amounts in thousands
2023	$313	252	(233)	332
2022	$406	(86)	(7)	313

The Company applies the “expected credit loss” methodology in estimating its allowance for credit losses by first considering historical losses and adding consideration of current market conditions, the customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Property and Equipment

Property and equipment are recorded at cost, less impairments, if any. Expenditures for improvements that add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed when incurred. When depreciable properties are retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts, and the resulting gain or loss is included in the consolidated statements of operations. Depreciation is recognized over the estimated useful lives of the assets using the straight-line method.

Investments

Braves Holdings or certain of its subsidiaries maintain investments in various entities, including certain MLB affiliates, Georgia Ballpark Hotel Company, LLC, Battery Hotel Group, LLC and North Port Ballpark Hotel, LLC.

Investments in entities in which Braves Holdings or its subsidiaries have significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company (i) owns between 20% and 50% of a voting interest in the investee, (ii) holds substantial management rights, or (iii) holds an interest greater than 3% to 5% in an investee that is a limited partnership. The presumption that exists for interests in the ranges stated above is overcome in limited circumstances if it is readily apparent based on the facts and circumstances that the investor does not have the ability to influence the financial and operating policies over the investee. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investment as they occur rather than as dividends or other distributions as they are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the investee.

The Company relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, the Company relies on audit reports that are provided by the affiliates’ independent auditors on the financial statements of such affiliates. In the event the Company is unable to obtain accurate financial information from an equity affiliate in a timely manner, the Company records its share of earnings or losses on a lag. The Company is not aware of any errors in, or possible misstatements of, the financial information provided by its equity affiliates that would have a material effect on the Company’s consolidated financial statements.

The Company periodically reviews the carrying amounts of its investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

are the length of time that the fair value of the investment is below the Company’s carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; changes in valuation subsequent to the balance sheet date; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company’s assessment of the foregoing factors involves judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. Write-downs for equity method investments are included in share of earnings (losses) of affiliates.

Intangible Assets

Intangible assets subject to amortization, comprised of broadcast rights, are amortized straight-line over their estimated useful lives to their estimated residual values and are included in other assets, net in the consolidated balance sheets. Amortization of broadcast rights was approximately $3.0 million for each of the years ended December 31, 2023 and 2022, and was included in depreciation and amortization expense in the consolidated statements of operations.

Goodwill and franchise rights (collectively, “indefinite-lived intangible assets”) are not amortized, but instead are tested for impairment at least annually. The annual impairment assessment of the Company’s indefinite-lived intangible assets is performed during the fourth quarter of each year, or more frequently if events and circumstances indicate impairment may have occurred.

The Company’s goodwill is allocated entirely to its baseball reportable segment. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The accounting guidance also allows entities the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period.

In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. The Company performed a qualitative analysis during the fourth quarter of 2023 and concluded it was not more likely than not that an impairment existed.

If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test. The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company’s valuation analysis are based on management’s best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The accounting guidance also allows entities the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or an asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Amateur Player Acquisition Rights

Amateur player acquisition rights consist of upfront payments to players that are capitalized and amortized using the straight-line method over their estimated useful lives. Such amounts are included in other assets, net in the consolidated balance sheets. Amortization of amateur player acquisition rights was approximately $11.5 million and $11.0 million for the years ended December 31, 2023 and 2022, respectively, and was included in depreciation and amortization expense in the consolidated statements of operations.

Assets and Liabilities Measured at Fair Value

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

Derivative Instruments and Hedging Activities

All of the Company’s derivatives, whether designated as hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings or losses. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings (loss) and are recognized in the consolidated statement of operations when the hedged item affects earnings or losses. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net earnings (loss). If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in net earnings (loss). None of the Company’s derivatives are currently designated as hedges.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Pension Plans

Braves Holdings’ current and former players as well as certain coaches, managers, trainers and assistant trainers participate in a multi-employer defined-benefit pension plan in which all of the Clubs participate and equally fund. A certain population of Braves Holdings’ non-uniformed personnel participate in a defined-benefit pension plan sponsored by Braves Holdings.

The Company records amounts relating to its Braves Holdings-sponsored plan based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return and compensation increases. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The Company believes that the assumptions utilized in recording its obligations under its plan are reasonable based on its experience and market conditions.

The Company recognizes the funded status of the Braves Holdings-sponsored defined-benefit pension plan as a net asset or liability and recognizes changes in that funded status in the year in which the changes occur through other comprehensive earnings (loss) to the extent those changes are not included in net periodic cost. The funded status reported on the Company’s consolidated balance sheets as of December 31, 2023 and 2022 was measured as the difference between the fair value of plan assets and the projected benefit obligation.

Revenue Recognition

ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and also requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

Revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which generally occurs when, or as, control of the promised products or services are transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (transaction price). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available.

Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative stand-alone selling prices of the promised products or services underlying each performance obligation. The Company determines stand-alone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the stand-alone selling price considering available information, such as market conditions and internal pricing guidelines related to the performance obligations.

Significant portions of the transaction prices for Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $317.7 million in 2024, $302.8 million in 2025, $276.7 million in 2026, $437.2 million in 2027 through 2031 and $127.8 million thereafter, primarily recognized through 2041. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Sales, value add, and other taxes when collected concurrently with revenue producing activities are excluded from revenue. If, at contract inception, the Company determines the time period between when the Company transfers a promised good or service to a customer and when the customer pays the Company for that good or service is one year or less, the Company does not adjust the promised amount of consideration for the effects of a significant financing component.

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The primary source of the Company’s deferred revenue relates to suite and season ticket arrangements, as well as certain sponsorship arrangements. Deferred revenue is recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met. At December 31, 2023 and 2022, the Company had long-term deferred revenue of $16.4 million and $14.3 million, respectively, which were included in other noncurrent liabilities in the consolidated balance sheets. During the years ended December 31, 2023 and 2022, the Company recognized $88.8 million and $81.6 million, respectively, of revenue that was included in deferred revenue at the beginning of the respective year.

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service before transfer to the customer. When the Company concludes that it controls the good or service before transfer to the customer, the Company is considered a principal in the transaction and records revenue on a gross basis. When the Company concludes that it does not control the good or service before transfer to the customer but arranges for another entity to provide the good or service, the Company acts as an agent and records revenue on a net basis in the amount it earns for its agency service.

The following table disaggregates Braves Holdings’ revenue by source:

	Years ended December 31,
	2023	2022

	amounts in thousands
Baseball:
Baseball event	$339,485	298,364
Broadcasting	160,944	154,185
Retail and licensing	51,533	47,792
Other	29,709	34,643
Total Baseball	581,671	534,984
Mixed-Use Development	58,996	53,577
Total revenue	$640,667	588,561

The Company’s revenue recognition policies summarizing the nature, amount, timing and uncertainty associated with each major source of revenue from contracts with customers are described below.

Baseball Event Revenue

The Company derives event-related revenue from gameday tickets, concessions and parking. These arrangements have limited performance obligations for single or mini multigame ticket packages and include a fixed-fee transaction price. The Company’s performance obligations are satisfied as the related benefits are delivered to each customer.

In addition, the Company derives event related revenue from suite arrangements, season tickets and advertising sponsorships (in the form of Stadium signage and other sponsorship elements). These arrangements may be multiyear fee arrangements and include annual market increases. Payment terms for these arrangements can vary by contract, but payments are generally due in installments prior to each regular season. The Company’s performance obligations under

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

such arrangements are to provide the customer with certain benefits during each regular season. The transaction price of the arrangement is allocated to each performance obligation based on the relative standalone selling price of each obligation. In determining the stand-alone selling price, the Company considers the contractually agreed-upon fees, as compared to other arrangements. The Company’s performance obligations are satisfied as the related benefits are delivered to each customer. Revenue is recognized on a per game basis during the regular season based on a pro rata share of total revenue allocated to the entire regular season to the total number of home games during the regular season.

Broadcasting Revenue

The Company derives revenue from the sale of local broadcasting rights and national broadcasting rights negotiated by the BOC on behalf of the Clubs.

Each Club has the right to authorize the television broadcast, within its home television territory, of games in which it participates, subject to certain exceptions. ANLBC has a long-term local broadcasting agreement with Sportsouth Network II, LLC, the owner and operator of the SportSouth and FS South video programming services (“Bally Sport South” and “Bally Sports Southeast,” formerly known as Fox Sports South and Fox Sports Southeast, respectively), granting its regional cable networks the right to broadcast substantially all of the Braves games not otherwise selected for broadcast within the home television territory of the Braves by national broadcast partners for the 2013 through 2027 seasons. Over the 15-year term of the agreement, ANLBC is entitled to receive payments, subject to the actual number of games broadcast during the term. Pursuant to the terms of the agreement, ANLBC receives such rights fees in monthly installments from January through August of each year. The transaction price under the local television broadcast arrangement is variable in nature as certain provisions exist as to the consideration received in certain years. The Company estimates the entire transaction price of the contractual arrangements and recognizes revenue allocated to each of the performance obligations within the contractual arrangements as those performance obligations are satisfied. In estimating the transaction price, the Company considers the contractually agreed-upon fees as well as qualitative considerations with respect to the number of games expected to be broadcast. The resulting transaction price is allocated entirely to each contract year as stated in the contractual agreement and revenue is recognized using an output measure of progress toward satisfaction of the Company’s performance obligations within the contract year, as the underlying benefits are provided.

The Company also participates in the revenue generated from national television and radio broadcast arrangements negotiated by the BOC on behalf of the Clubs with ESPN Inc., Turner Broadcasting System, Inc., Fox Broadcasting Company, Sirius XM Satellite Radio and others (the “National Broadcast Rights”). Under the rules and regulations adopted by MLB, as well as a series of other agreements and arrangements that govern the operation and management of a Club, the BOC has the authority, acting as the agent on behalf of the Clubs, to enter into and administer all contracts for the sale of National Broadcast Rights. The transaction prices under national broadcasting rights arrangements are typically fixed and are allocated to each performance obligation within the contractual arrangements. The fixed license fees are allocated to each of the performance obligations within the contractual arrangements, based on the stand-alone selling price of the intellectual property. The resulting transaction price is allocated entirely to the rights provided for the related contract year, and revenue is recognized using an output measure of progress toward satisfaction of the Company’s performance obligations within the contract year, which is generally as games are made available for use under license agreement.

Retail and Licensing Revenue

The Company has retail merchandise sales at the Stadium. Sales of merchandise are recorded at the point of sale, net of returns. The Company has elected to present sales taxes on a net basis.

The Company participates in an agency arrangement along with the other 29 Clubs whereby net revenue generated from licensing arrangements with third parties is divided equally among the Clubs. The transaction price is based upon the

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

expected distribution values as communicated by MLB. The timing of revenue recognition and receipt of this revenue is dependent on the nature of the underlying performance obligation, which is generally over time.

Mixed-Use Development Revenue

The Company receives lease income as the lessor for certain buildings and land in the Mixed-Use Development. Revenue from minimum rents are recognized on a straight-line basis over the terms of their respective lease agreements. Some retail tenants are required to pay overage rents based on sales over a stated base amount during the lease term. Overage rents are only recognized when each tenant’s sales exceed the applicable sales threshold. Tenants reimburse the Company for a substantial portion of the Company’s operating expenses, including common area maintenance, real estate taxes and property insurance. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year.

Parking and sponsorship revenue comprise a relatively small portion of Mixed-Use Development revenue. Sponsorship revenue is recognized on a straight-line basis over each annual period. Parking revenue is recognized daily based on actual usage.

Compensation to Players and Other Baseball Personnel

Player and other baseball personnel contracts are expensed based on a systematic and rational method where the expense typically follows the annual contractual amounts payable for each season. If compensation is earned currently but is to be paid in future periods, the earned amount, net of imputed interest based on the expected payout period, is charged to expense, and amounts not paid are reflected as either a current or noncurrent liability in the consolidated balance sheets. Interest imputed on these obligations is amortized and charged to expense using the effective interest method and reflected in the consolidated statements of operations as interest expense. Interest income for these investments is recognized when earned.

In the event the Club terminates a player’s contract where the reason for the player’s failure is not based on an act of the player that is proscribed by the contract, the Club may be required to make minimum payments to the player for the balance of the contract’s term. With respect to such payments, the present value of the remaining unpaid balance of that contract, including unamortized capitalized signing bonuses, is expensed in the year the person is released, and any unpaid amounts are included in accounts payable and accrued liabilities in the consolidated balance sheets. If it is probable that an injury will prevent a player from playing in future periods, the present value of compensation to be earned during those periods, net of any insurance proceeds, is expensed in the period in which the injury was determined to prevent future play.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs aggregated $5.2 million for both of the years ended December 31, 2023 and 2022 and were recorded in the selling, general and administrative expenses line in the consolidated statements of operations.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Stock-Based Compensation

As more fully described in note 11, Atlanta Braves Holdings has granted to its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), restricted stock units (“RSUs”) and stock options to purchase shares of Atlanta Braves Holdings common stock (collectively, “Awards”). The Company measures the cost of employee services received in exchange for Awards based on the grant date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Awards). The Company estimates grant date fair value using the Black-Scholes valuation model. During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $13.2 million and $12.2 million, respectively. These amounts are included in selling, general and administrative expense in the consolidated statements of operations.

Income Taxes

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it is more likely than not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consists of net earnings (loss), comprehensive earnings (loss) attributable to unrealized gains (loss) on marketable securities and the Company’s share of the comprehensive earnings (loss) of our equity method affiliates.

Earnings Attributable to Atlanta Braves Holdings Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Atlanta Braves Holdings shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the year ended December 31, 2023 are 313 thousand potential common shares because their inclusion would have been antidilutive.

The Company issued 61.7 million common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock issued in connection with the Split-Off on July 18, 2023. The number of shares issued upon completion of the Split-Off was used to determine both basic and diluted earnings (loss) per share for the year ended December 31, 2022, as no Company equity awards were outstanding prior to the completion of the Split-Off.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Year ended
December 31, 2023
(numbers of shares in thousands)
Basic WASO	61,735
Potentially dilutive shares (1)	794
Diluted WASO	62,529

(1) Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Reclasses and Adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurements of non-financial instruments and (ii) accounting for income taxes to be its most significant estimates.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

(3)Supplemental Disclosures to Consolidated Statements of Cash Flows

	December 31,	December 31,
	2023	2022

	amounts in thousands
Cash paid for interest	$36,703	25,343
Cash paid (refunds received) for taxes	$2,814	(7,470)
Noncash activity:
Property and equipment expenditures incurred but not yet paid	$26,893	9,830

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

The following table reconciles cash and cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the total amount presented in its consolidated statements of cash flows:

	December 31,	December 31,
	2023	2022

	amounts in thousands
Cash and cash equivalents	$125,148	150,664
Restricted cash	12,569	22,149
Total cash, cash equivalents and restricted cash at end of period	$137,717	172,813

(4)Property and Equipment

Property and equipment consisted of the following:

		December 31, 2023			December 31, 2022
			Owned			Owned
	Estimated		assets			assets
	Useful	Owned	available to		Owned	available to
	Life	assets	be leased	Total	assets	be leased	Total

	in years	amounts in thousands
Land	NA	$18,583	22,891	41,474	19,643	21,831	41,474
Buildings and improvements	15-39	281,450	355,300	636,750	282,314	354,959	637,273
Leasehold improvements	15-39	76,169	64,657	140,826	72,455	61,876	134,331
Furniture and equipment	5-7	179,828	8,518	188,346	176,227	8,061	184,288
Construction in progress	NA	4,911	79,636	84,547	886	9,524	10,410
Property and equipment, at cost		$560,941	531,002	1,091,943	551,525	456,251	1,007,776

Included within property and equipment is capitalized interest of $18.8 million and $18.2 million as of December 31, 2023 and 2022, respectively. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life.

Depreciation expense for the years ended December 31, 2023 and 2022 was $54.3 million and $55.7 million, respectively.

During the year ended December 31, 2022, the Company recognized approximately $4.8 million of property and equipment impairment losses, allocated entirely to the baseball reportable segment, as a result of hurricane damage at the Braves’ spring training facility located in North Port, Florida.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

(5)Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	December 31, 2023		December 31, 2022
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
MLBAM	3.3%	$49,338	45,102
BELP	3.3%	34,988	33,224
Other	50.0%	14,887	16,238
Total		$99,213	94,564

The following table presents the Company’s share of earnings (losses) of affiliates:

	Years ended December 31,
	2023	2022

	amounts in thousands
MLBAM	$19,747	24,386
BELP	2,114	(1,928)
Other	5,124	6,469
Total	$26,985	28,927

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

At the time of the acquisition of ANLBC by a predecessor of Liberty in 2007, the fair value of the MLBAM investment exceeded ANLBC’s proportionate share of MLBAM’s net assets, resulting in excess basis in the investment in MLBAM. The excess basis as of December 31, 2023 and 2022 was indefinite lived and aggregated approximately $10.3 million.

BELP

Baseball Endowment, L.P. (“BELP”) is an investment fund formed by the Clubs principally for the purpose of investing, on a long-term basis, assets on their behalf intended to provide a competitive market rate investment return while minimizing investment volatility. The Company’s investment in BELP is considered an equity method investment as the investment is in a limited partnership where significant influence is generally presumed to exist. The Company records its share of BELP’s earnings (losses) on a one month lag.

The investments held by BELP are recorded at fair value. Investments in open-end mutual funds are valued at such fund’s closing net asset value per share on the date of valuation. The investments in investment funds represent BELP’s proportionate share of the investment funds’ partners’ capital, or net asset value, as reported by the underlying investment fund managers. The net asset values (“NAV”), or their equivalents were used, as a practical expedient under GAAP, in determining the fair values of these investments. Investments in common stock and exchange-traded funds,

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

which are traded on a securities exchange, are generally valued at the last reported sales price on the day of valuation. Investments in fixed-income securities are valued at quoted prices provided by independent pricing vendors. In the absence of readily determinable market prices or in the absence of a formal securities exchange, investments are valued at their fair value as determined by management. If a readily determinable market price or a formal securities exchange was available, these fair values could be materially different. In determining the fair value of such an investment, BELP management considers recent transactions in the investment, if available, and the investment prospects for the future, which include an analysis of the financial condition, cash flows and capital structure of the investment.

As required by GAAP, investments are classified within the level of the lowest significant input considered in determining fair value. In evaluating the level at which BELP’s investments have been classified, BELP management has assessed factors, including, but not limited to, price transparency, and the existence or absence of certain restrictions at the measurement date. BELP management generally classifies investments in exchange-traded equities, mutual funds, and exchange-traded funds as Level 1 investments and fixed-income securities as Level 2 investments, and classifies other investments without a readily determinable market price as Level 3 investments. Historically, BELP management has maintained less than 5% of the underlying investments in Level 3.

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

Summary Financial Information

In accordance with the Securities and Exchange Commission rules, the Company must determine which, if any, of its equity method investments is a “significant subsidiary.” The rules mandate the use of three different tests to determine if any of the Company’s equity securities are significant subsidiaries: the investment test, the asset test and the income test. The table below provides the summarized financial information required by Rule 4-08(g) of Regulation S-X for all of the Company’s equity method investments that met the significance criteria, when aggregated.

Balance Sheets

	December 31,	December 31,
	2023	2022

	amounts in thousands
Current assets	$884,915	812,884
Noncurrent assets	$2,401,486	2,237,854
Current liabilities	$464,928	401,562
Noncurrent liabilities	$570,413	626,474
Equity	$2,251,060	2,022,702

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Statements of Operations

	Years ended December 31,
	2023	2022

	amounts in thousands
Revenue	$1,445,756	1,334,785
Earnings (loss) before income taxes	$651,568	729,472
Net earnings (loss)	$642,333	722,292

As disclosed above, the Company records its share of the earnings (losses) of BELP and the other three joint ventures in which it holds a 50% interest on a lag. The aggregated amounts in the tables above include financial information for these affiliates based on the applicable lag.

(6)Debt

Debt is summarized as follows:

	December 31,	December 31,
	2023	2022

	amounts in thousands
Baseball
League wide credit facility	$—	—
MLB facility fund – term	30,000	30,000
MLB facility fund – revolver	41,400	43,700
TeamCo revolver	—	—
Term debt	165,370	171,694
Mixed-Use Development
Credit facilities	70,107	103,163
Term debt	266,070	197,334
Deferred financing costs	(3,678)	(3,925)
Total debt	569,269	541,966
Debt classified as current	(42,153)	(74,806)
Total long-term debt	$527,116	467,160

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Braves Holdings also established a special purpose Delaware statutory trust, the Braves Club Trust (the “Club Trust”), and transferred, among other things, to the Club Trust its rights to receive distributions of revenue from the National Broadcasting Contracts, which secure borrowings under the LWCF. Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs. Major League Baseball Trust has granted Wells Fargo Bank, National Association, the collateral agent in respect of the LWCF, a first priority lien to secure the borrowings under the LWCF. The maximum amount available to the Club Trust under the LWCF was $125 million as of December 31, 2023. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Under the LWCF, the Club Trust can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by the Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 1.20% to 1.325%, based on the credit rating of Major League Baseball Trust. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime, and (z) LIBOR plus 1.00%, plus a margin of 0.200% to 0.325%, based on the credit rating of Major League Baseball Trust. Beginning in May 2022, interest based on LIBOR under the LWCF was replaced with interest based on the Secured Overnight Financing Rate (“SOFR”) plus 0.1%. Borrowings outstanding under the LWCF bore interest at a rate of 6.65% and 5.7% per annum as of December 31, 2023 and 2022, respectively. The LWCF also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolving credit facility.

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

Revolver

In May 2021, Braves Facility Fund established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The maximum amount available to Braves Facility Fund under the MLB facility fund – revolver was $41.4 million as of December 31, 2023. The commitment termination date, which is the repayment date for all amounts borrowed under the revolving credit facility of the MLBFF, is July 10, 2026.

Under a credit agreement, Braves Facility Fund can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month LIBOR plus a margin of 1.275% to 1.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime rate, and (z) LIBOR plus 1.00%, plus a margin of 0.275% to 0.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. Beginning in May 2022, interest based on LIBOR under the MLB facility fund – revolver was replaced with interest based on the SOFR plus 0.1%. Borrowings outstanding under the MLB facility fund – revolver bore interest at a rate of 6.73% and 5.73% per annum as of December 31, 2023 and 2022, respectively. The MLB facility fund – revolver also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolver.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

TeamCo Revolver

In September 2016, a subsidiary of Braves Holdings amended a revolving credit agreement (the “TeamCo Revolver”) that provided for revolving commitments of $85 million. Under the agreement, Braves Holdings can request a revolving credit loan in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Base Rate loan was the greater of (x) the prevailing Prime rate, (y) the prevailing Federal Funds rate plus 0.50%, and (z) LIBOR plus 1.00%, plus a margin of 0.25%. In August 2022, the TeamCo Revolver was amended, increasing the borrowing capacity to $150 million, extending the maturity to August 2029 and replacing the Eurodollar interest rate with SOFR. Borrowings outstanding under the TeamCo Revolver bore interest at a rate of 6.60% and 5.73% per annum as of December 31, 2023 and 2022, respectively, and the maximum amount available was $150 million as of December 31, 2023. The TeamCo Revolver also has a commitment fee of 0.20% per annum on the daily unused amount of the revolving loans. Under the TeamCo Revolver, Braves Holdings must maintain certain financial covenants, including a fixed-charge coverage ratio and total enterprise indebtedness.

Baseball Term Debt

In August 2016, a subsidiary of Braves Holdings entered into a senior secured permanent placement note purchase agreement for $200 million (the “Note Purchase Agreement”). The notes bear interest at 3.77% per annum and are scheduled to mature in September 2041. Braves Holdings makes principal and interest payments of $6.4 million each March 30 and September 30. At December 31, 2023 and 2022, Braves Holdings had borrowings of $164.0 million and $170.1 million under the Note Purchase Agreement, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial covenants, including debt service coverage ratios.

In October 2017, a subsidiary of Braves Holdings entered into a senior secured floating rate note purchase agreement for $75 million (the “Floating Rate Note Purchase Agreement”). The floating rate notes bore interest at three-month LIBOR plus 1.70% per annum and were scheduled to mature in September 2029. On each calendar quarter-end, Braves Holdings repaid $1.2 million of principal, with the remaining balance due at maturity. At December 31, 2021, Braves Holdings had borrowings of $55.1 million under the Floating Rate Note Purchase Agreement, net of unamortized debt issuance costs. During August 2022, the Floating Rate Note Purchase Agreement was repaid in full with borrowings under the TeamCo Revolver.

Mixed-Use Development Credit Facilities

In March 2019, a subsidiary of Braves Holdings amended a construction loan agreement, increasing the principal available to $81 million. The increased availability was primarily used to construct phase II of the retail portion of the Mixed-Use Development. Interest accrued monthly at one-month LIBOR plus 2.50% per annum. If rental income results in a debt service coverage ratio of 1.30:1.00, the rate drops to one-month LIBOR plus 2.35% per annum. The loan was scheduled to mature in March 2023. Beginning in March 2023, interest based on LIBOR under the construction loan agreement was replaced with interest based on the SOFR. Additionally, in March 2023, the maturity of the loan was extended to June 2023. In May 2023, this construction loan was refinanced into an $80 million term loan agreement as further described below. At December 31, 2022, Braves Holdings had borrowings outstanding of $67.7 million, net of unamortized debt issuance costs.

In August 2016, a subsidiary of Braves Holdings entered into a $37.5 million construction loan agreement that matures in November 2024. The proceeds were primarily used to pay the construction costs of an entertainment building adjacent to the Stadium, as well as assist with phase II construction of the Mixed-Use Development. Interest accrues monthly at 4% per annum. Beginning December 15, 2020 and on each month thereafter, Braves Holdings makes principal and interest payments of $179 thousand. At December 31, 2023 and 2022, Braves Holdings had borrowings outstanding of $34.6 million and $35.3 million, respectively, net of unamortized debt issuance costs.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

In December 2022, a subsidiary of Braves Holdings entered into a $112.5 million construction loan agreement that has an initial maturity date of December 2026. The proceeds of the construction loan agreement will be used to pay the construction costs of an office building adjacent to the Stadium. Loans under the construction loan bear interest at SOFR plus 2.00% per annum (subject to a reduction to 1.80% per annum if certain conditions are met). Borrowings outstanding under the construction loan bore interest at a rate of 7.35% and 6.36% as of December 31, 2023 and 2022, respectively. There were no borrowing outstanding as of December 31, 2022 and $34.8 million of borrowings outstanding under the construction loan as of December 31, 2023, net of unamortized debt issuance costs.

Under the construction loans, Braves Holdings must maintain certain financial covenants, including a debt yield ratio.

Mixed-Use Development Term Debt

In May 2018, a subsidiary of Braves Holdings refinanced a construction loan with a $95 million term loan agreement (the “Term Loan Agreement”). The Term Loan Agreement bears interest at one-month LIBOR plus 1.35% per annum and is scheduled to mature on May 18, 2025. The full principal amount will be due at maturity. Braves Holdings had borrowings of $94.9 million at both December 31, 2023 and 2022 under the Term Loan Agreement, net of unamortized debt issuance costs. In April 2023, the Term Loan Agreement was amended to change the reference rate on borrowings to daily simple SOFR.

In June 2022, subsidiaries of Braves Holdings refinanced a construction loan agreement that was used to construct an office building within the Mixed-Use Development with a new term loan facility with $125 million in commitments, approximately $22.7 million of which is not available for borrowing as of December 31, 2023, but is expected to be available once certain conditions are met. The term loan agreement bears interest at one-month SOFR plus 2.10% per annum and is scheduled to mature on June 13, 2027. Borrowings outstanding under the term loan bore interest at a rate of 7.45% and 6.46% as of December 31, 2023 and 2022, respectively. Approximately $1.9 million of annual principal payments commence in July 2024. At December 31, 2023 and 2022, Braves Holdings had borrowings outstanding of $101.6 million and $101.3 million under the term loan facility, respectively, net of unamortized debt issuance costs.

In May 2023, a subsidiary of Braves Holdings refinanced an $80 million construction loan agreement that was used to construct the retail portion of the Mixed-Use Development with a new term loan with $80 million in commitments, approximately $11.3 million of which is not available for borrowing as of December 31, 2023, but is expected to be available once certain conditions are met. The term loan agreement bears interest at daily simple SOFR plus 2.50% per annum and is scheduled to mature on May 18, 2028. Approximately $1.0 million of annual principal payments commence in June 2026. At December 31, 2023, Braves Holdings had borrowings outstanding of $68.2 million, net of unamortized debt issuance costs.

Five Year Maturities

As of December 31, 2023, the principal maturities of outstanding debt obligations for each of the next five years are as follows (amounts in thousands):

2024	$42,153
2025	$103,698
2026	$86,425
2027	$105,888
2028	$74,829

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Fair Value of Debt

The Company believes that the carrying amount of its debt with variable rates approximates fair value at December 31, 2023. Other fixed rate debt is considered to be carried at approximate fair value with the exception of the senior secured permanent placement notes, which was estimated to be approximately $142 million as of December 31, 2023, based on current U.S. treasury rates for similar financial instruments.

Debt Covenants

As of December 31, 2023, Braves Holdings was in compliance with all financial debt covenants.

Interest Rate Swaps (Level 2)

In May 2018, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $95 million, maturing on May 5, 2025. As of December 31, 2023 and 2022, the fair value of the interest rate swap was an asset of $2.2 million and $3.4 million, respectively.

In August 2019, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million, that matured on March 8, 2023. Effective April 1, 2020, the notional amount began at $25 million and increased over time to $100 million as of August 1, 2020. As of December 31, 2022, the fair value of the interest rate swap was an asset of $855 thousand.

In May 2022, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million maturing on June 1, 2025. The interest rate swap became effective in March 2023. As of December 31, 2023 and 2022, the fair value of the interest rate swap was an asset of $2.4 million and $2.9 million, respectively.

In June 2023, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $64 million, maturing on May 18, 2028. The interest rate swap became effective in June 2023. As of December 31, 2023, the fair value of the interest rate swap was a liability of $372 thousand.

Interest rate swaps are included within other assets and other noncurrent liabilities as of December 31, 2023 and other current assets and other assets as of December 31, 2022 in the consolidated balance sheets and changes in the fair value of the interest rate swaps are recorded to realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations.

(7)Leases

The Company determines if an arrangement is a lease (operating or finance) at inception. Braves Holdings primarily leases baseball stadiums and facilities, parking decks and surface lots, storage facilities and equipment. Leased assets represent the Company’s right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

In 2013, Braves Holdings entered into an agreement with Cobb County and the Exhibit Hall Authority to lease the Stadium. The agreement obligates Braves Holdings to play all home games in this facility beginning in 2017 through the 2046 season, with a 5-year extension option to 2051. In 2017, Braves Holdings entered into an agreement with Sarasota County, Florida to lease a spring training facility and stadium. The agreement obligates Braves Holdings to play all spring training home games in this facility beginning in 2020 through the 2049 season, with two 5-year extension options to 2059. Both leases are classified as finance leases and are recognized based on the present value of the remaining lease payments using Braves Holdings’ incremental borrowing rate.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using Braves Holdings’ incremental borrowing rate at the commencement date of the lease. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. The Company accounts for the lease and nonlease components as a single component. Leases that have a term of 12 months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term.

The Company’s leases have remaining lease terms of one to thirty-six years, some of which may include the option to extend for up to ten years, and some of which include options to terminate the leases within one year. The Company determines the lease term by assuming the exercise of any renewal and/or early termination options that are reasonably assured.

The following table presents the components of lease expense:

	Years ended December 31
	2023	2022

	amounts in thousands
Operating lease cost:
Long-term (fixed)	$682	812
Long-term (variable)	2,726	2,751
Short-term	5,165	3,680
Finance lease costs:
Depreciation of leased assets	30,447	31,334
Interest on lease liabilities	5,210	5,365
Net lease expense	$44,230	43,942

The remaining weighted average lease term and the weighted average discount rate were as follows:

	December 31,
	2023	2022
Weighted average remaining lease term (years):
Operating leases	8.0	4.3
Finance leases	25.7	26.7
Weighted average discount rate:
Operating leases	4.3%	3.3%
Finance leases	4.7%	4.7%

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Supplemental consolidated balance sheet information related to leases is as follows:

	December 31,
	2023	2022

	amounts in thousands
Operating leases:
Operating lease right-of-use assets (1)	$2,702	2,669

Current operating lease liabilities (2)	$670	634
Operating lease liabilities (3)	2,032	2,035
Total operating lease liabilities	$2,702	2,669
Finance leases:
Property and equipment, at cost	$473,043	469,335
Accumulated depreciation	(201,267)	(172,826)
Property and equipment, net	$271,776	296,509
Current finance lease liabilities (2)	$4,040	4,426
Finance lease liabilities	103,586	107,220
Total finance lease liabilities	$107,626	111,646
(1)	Included in other assets, net in the consolidated balance sheet.
(2)	Included in other current liabilities in the consolidated balance sheet.
(3)	Included in other noncurrent liabilities in the consolidated balance sheet.

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2023	2022

	amounts in thousands
Cash paid for amounts included in the measurement of lease
liabilities:
Operating cash flows from operating leases	$659	688
Operating cash flows from finance leases	$5,517	4,564
Financing cash flows from finance leases	$4,183	5,574
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$670	88
Finance leases	$465	441

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Future minimum payments under noncancelable operating leases and finance leases with initial terms of one year or more at December 31, 2023 consisted of the following:

	Operating leases	Finance leases

	amounts in thousands
2024	$774	9,042
2025	681	9,072
2026	651	8,952
2027	302	8,895
2028	53	8,895
Thereafter	956	126,530
Total lease payments	3,417	171,386
Less: implied interest	715	63,760
Present value of lease liabilities	$2,702	107,626

Lessor Arrangements

Braves Holdings receives lease income as the lessor for certain buildings and land in the Mixed-Use Development. Lease income is generally fixed over the duration of the contract and each lease contract contains clauses permitting extension or termination. Braves Holdings assesses the probability of payments at commencement of the lease contract and subsequently recognizes lease income over the lease term on a straight-line basis. Lease options for purchase of the leased asset by the lessee are generally not included. Some retail tenants are required to pay overage rents based on sales over a stated base amount during the lease term. Lease income is included within Mixed-Use Development revenue in the consolidated statements of operations.

Braves Holdings is a party primarily to operating leases and currently does not have significant sales-type or direct financing leases. Braves Holdings continues to measure and disclose the underlying assets subject to operating leases as property and equipment.

Deferred leasing costs consist primarily of capitalized third-party expenses in connection with lease originations. The Company records amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Deferred lease costs are included in other noncurrent assets in the Company’s consolidated balance sheets. Amortization of deferred leasing costs was approximately $1.7 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively, and was recorded in depreciation and amortization expense in the consolidated statements of operations.

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and overage rent based on tenant sales volume as of December 31, 2023, are as follows (amounts in thousands):

2024	$33,218
2025	34,516
2026	35,519
2027	34,354
2028	32,152
Thereafter	171,708
$341,467

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

(8)Pension and Other Benefit Plans

Braves Holdings participates in the Major League Baseball Players Pension Plan (the “Players’ Pension Plan”) which is a multiemployer defined-benefit pension plan covering players as well as certain coaches, managers, trainers and assistant trainers of the Clubs. The plan provides retirement, disability and death benefits for eligible participants based on specific eligibility/participation requirements, vesting periods and benefit formulas. The Players’ Pension Plan is identified by Employer Identification Number 51-0185287 and three-digit pension plan number 001. The Pension Protection Act of 2006 (the “PPA”) implemented requirements to categorize multiemployer pension plans based on funded status and other factors and impose certain restrictions on plans placed within a particular category. The Players’ Pension Plan has been certified as being in “green zone” status for the plan years commencing April 1, 2022 and 2021 and has not been categorized as endangered or critical since the implementation of the PPA. The risks to employers participating in a multiemployer plan are different from single employer plans in the following aspects:

●	Contributions to the plan made by one employer may be used to provide benefits to employees of other participating Clubs.
●	Under certain conditions, if a participating Club stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
●	If Braves Holdings chose to stop participating in the plan, it may be required to pay the plan an amount based on the unfunded vested liabilities of the plan, which is known as a withdrawal liability.

Additionally, Braves Holdings participates in the Major League Baseball Players Welfare Plan (the “Players’ Welfare Plan”), which provides healthcare, dental, vision and life insurance benefits to current and former players, coaches, managers, trainers, assistant trainers and their surviving spouses and employees of the Major League Baseball Players Association (the “MLBPA”) who meet certain eligibility requirements.

The aggregate contribution to the Players’ Pension Plan and Players’ Welfare Plan is specified in the CBA (as defined in note 13) and divided equally among the Clubs so that each Club’s contribution is 3.33% of the total amount contributed each year. The total annual contribution is allocated between the Players’ Pension Plan and the Players’ Welfare Plan at the discretion of MLB’s Pension Committee and the MLBPA. Braves Holdings contributed approximately $6.8 million and $6.5 million during the years ended December 31, 2023 and 2022, respectively, to the Players’ Pension Plan and the Players’ Welfare Plan, which is included as an expense within baseball operating costs in the consolidated statements of operations.

Certain of Braves Holdings’ non-uniformed personnel participate in a defined-benefit pension plan (the “Non-Uniformed Personnel Pension Plan”). Benefits under the Non-Uniformed Personnel Pension Plan generally are based on an employee’s years of service and compensation during the years immediately preceding retirement. Braves Holdings’ funding policy is to contribute amounts deductible for federal income tax purposes, which may vary from pension costs for financial reporting purposes. Braves Holdings uses a December 31 measurement date for the Non-Uniformed Personnel Pension Plan.

During October 2020, Braves Holdings amended the Non-Uniformed Personnel Pension Plan, which limited future participation. Specifically, employees hired or re-hired on or after October 1, 2020 are not eligible to participate in the Non-Uniformed Personnel Pension Plan. Effective December 31, 2030, Non-Uniformed Personnel Pension Plan will be permanently frozen to future benefit accruals.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

The following table sets forth the Non-Uniformed Personnel Pension Plan’s benefit obligations, fair value of plan assets and funded status:

	December 31,
	2023	2022

	amounts in thousands
Projected benefit obligation:
Beginning of measurement period	$95,885	132,237
Service cost	3,177	5,558
Interest cost	5,329	4,190
Actuarial (gain) loss	6,432	(42,279)
Benefits paid	(7,987)	(2,980)
Other adjustments	(830)	(841)
End of measurement period	102,006	95,885
Fair value of plan assets:
Beginning of measurement period	80,480	97,387
Actual return on plan assets	9,236	(18,576)
Employer contributions	5,885	5,490
Benefits paid	(7,987)	(2,980)
Other adjustments	(830)	(841)
End of measurement period	86,784	80,480
Funded status	$(15,222)	(15,405)

For the year ended December 31, 2023, the benefit obligation loss was primarily due to a decrease in the discount rate. For the year ended December 31, 2022, the net gain was primarily due to an increase in the discount rate, partially offset by the loss due to changes in the plan’s population.

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2023	2022

	amounts in thousands
Noncurrent liabilities	$(15,222)	(15,405)
Accumulated other comprehensive earnings (loss)	9,517	4,779
Net amount recognized	$(5,705)	(10,626)

Amounts recognized in accumulated other comprehensive (earnings) loss consist of the following:

	December 31,
	2023	2022

	amounts in thousands
Net actuarial loss	$9,270	4,498
Prior service cost	247	281
Accumulated other comprehensive earnings (loss)	$9,517	4,779

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

The accumulated benefit obligation for the Non-Uniformed Personnel Pension Plan was $97.0 million and $91.3 million at December 31, 2023 and 2022, respectively. Net periodic benefit cost recognized was as follows:

	Years ended December 31,
	2023	2022

	amounts in thousands
Components of net periodic benefit cost:
Service cost	$3,177	5,558
Interest cost	5,329	4,190
Expected return on plan assets	(7,491)	(6,820)
Amortization of:
Prior service cost	34	34
Actuarial loss	(84)	1,955
	$965	4,917

Braves Holdings expects to contribute $4.9 million to the Non-Uniformed Personnel Pension Plan in 2024. The benefits expected to be paid from the plan in each year 2024 through 2028 are $4.1 million, $4.4 million, $4.6 million, $4.9 million and $5.9 million, respectively. The aggregate benefits expected to be paid in the five years from 2029 through 2033 are $30.6 million. The expected benefits are based on the same assumptions used to measure Braves Holdings’ benefit obligation at December 31, 2023 and include estimated future employee service.

Weighted average assumptions used to determine benefit obligations are as follows:

	December 31,
	2023	2022
Discount rate	5.20%	5.50%
Rate of compensation increase	4.74%	5.09%

Weighted average assumptions used to determine net benefit cost are as follows:

	Years ended December 31,
	2023	2022
Discount rate	5.50%	3.05%
Expected long-term rate of return on plan assets	7.50%	7.50%
Rate of compensation increase	4.74%	4.00%

The discount rate assumptions reflect the rates at which Braves Holdings believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of high-quality corporate bonds with maturity dates matched to the estimated future payments of the plans’ benefit obligations. The expected return on plan assets assumption is intended to be a long-term rate and relates to earnings expected on funds invested or to be invested to provide for benefits reflected in the projected benefit obligation. In developing the expected long-term rate of return on plan assets assumption, Braves Holdings evaluated input from actuaries and from pension fund investment advisers, including such advisers’ review of the plan’s historical actual returns.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

The assets of the Non-Uniformed Personnel Pension Plan are invested in shares of the Major League Baseball Pension Master Trust. The following is the asset allocation for the underlying assets held by the master trust:

	December 31,
	2023	2022
Domestic equities	22%	18%
Fixed income	49	43
International equities	13	11
Hedge funds	15	25
Cash equivalents	1	3
Total	100%	100%

Target asset
allocation
Domestic equities	22%
Fixed income	50
International equities	13
Hedge funds	15
Cash equivalents	—
Total	100%

The assets held by the Major League Baseball Pension Master Trust are reported at fair value. All assets, except for hedge funds and certain investments in equities and fixed-income securities made through common and collective trusts, are Level 1 assets that are actively traded and valued using quoted prices for identical securities from the market exchanges. As of December 31, 2023 and 2022, the fair value of Level 1 master trust assets attributable to Braves Holdings’ sponsored plan was $7.1 million and $6.8 million, respectively. As of December 31, 2023 and 2022, the fair value of Level 2 master trust assets attributable to Braves Holdings’ sponsored plan was $67.1 million and $53.8 million, respectively. Investments in hedge funds of $12.6 million and $19.8 million as of December 31, 2023 and 2022, respectively, are measured at NAV.

Certain employees of Braves Holdings participate in a Company sponsored 401(k) Savings Plan (the “401(k) Plan”). Braves Holdings makes matching contributions to the 401(k) Plan based on a percentage of the amount contributed by its employees. For the years ended December 31, 2023 and 2022, Braves Holdings’ contributions to the 401(k) Plan aggregated to $2.8 million and $2.2 million, respectively.

(9)Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Prior to the Split-Off, the Company was included in the federal consolidated income tax returns of Liberty Media. The tax provision included in these consolidated financial statements has been prepared on a stand-alone basis, as if the Company was not part of the consolidated Liberty Media tax group.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Income tax benefit (expense) consists of:

	Years ended December 31,
	2023	2022

	amounts in thousands
Current:
Federal	$(3,689)	(12,976)
State	(14)	—
Foreign	(305)	(92)
	(4,008)	(13,068)
Deferred:
Federal	7,887	10,446
State	(15)	(33)
Foreign	—	—
	7,872	10,413
Income tax benefit (expense)	$3,864	(2,655)

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal statutory rate of 21% as a result of the following:

	Years ended December 31,
	2023	2022

	amounts in thousands
Computed expected tax benefit (expense)	$27,123	6,619
State tax benefit (expense), net of federal benefit (expense)	(23)	(26)
Intergroup interest	(17,467)	(7,382)
Nondeductible goodwill reduction from sale of Professional Development League Clubs	—	(849)
Executive compensation	(1,966)	(354)
Nondeductible transaction costs	(2,507)	—
Stock-based compensation	561	147
Nondeductible meals and entertainment	(1,066)	(320)
Other	(791)	(490)
Income tax benefit (expense)	$3,864	(2,655)

During the year ended December 31, 2023, the Company recognized a tax benefit less than the expected federal tax rate of 21% due primarily to intergroup interest losses that are not deductible for tax purposes.

During the year ended December 31, 2022, the Company recognized tax expense instead of a tax benefit at the expected federal tax rate of 21% primarily due to intergroup interest losses that are not deductible for tax purposes and the reduction of goodwill as a result of the sale of the Professional Development League clubs that is also not deductible for tax purposes.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2023	2022

	amounts in thousands
Deferred tax assets:
Finance lease obligation	$27,981	29,000
Tax loss and credit carryforwards	16,724	18,185
Accrued compensation	1,701	2,152
Stock compensation	1,661	1,615
Deferred compensation	—	255
Other	8,192	6,694
Deferred tax assets	56,259	57,901
Deferred tax liabilities:
Property and equipment, net	47,171	53,252
Intangible assets	34,624	35,467
Investments	10,619	8,531
Contract assets	12,091	11,864
Other	2,169	2,886
Total deferred tax liabilities	106,674	112,000
Net deferred tax liabilities	$(50,415)	(54,099)

At December 31, 2023, the Company had a deferred tax asset of $16.7 million for state net operating losses (“NOLs”) and federal and state interest expense carryforwards. The Company has $6.2 million of state NOLs and $9.5 million of interest expense that may be carried forward indefinitely and $1.0 million of state NOLs that will expire on various dates through 2037. These carryforwards are expected to be utilized in future periods and are not subject to a valuation allowance.

As of December 31, 2023 and 2022, no unrecognized tax benefits have been recorded. As of December 31, 2023, Liberty Media’s tax years prior to 2020 are closed for federal income tax purposes, and the Internal Revenue Service (the “IRS”) has completed its examination of Liberty Media’s 2020 tax year. Liberty Media’s 2021 tax year has not been audited by the IRS and its 2022 tax year is currently under examination by the IRS. The IRS is reviewing Liberty Media’s 2023 tax year as part of the IRS’s compliance assurance process audit program. Various states are currently examining Liberty Media’s prior years’ state income tax returns. The Company does not expect the ultimate disposition of these audits to have a material adverse effect on the Company’s financial position or results of operations.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

(10) Stockholders’ Equity

Preferred Stock

Atlanta Braves Holdings’ preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by the board of directors.

As of December 31, 2023, no shares of preferred stock were issued and 50 million shares of preferred stock are authorized, which are undesignated as to series.

Common Stock

Series A common stock have one vote per share, Series B common stock have ten votes per share, and Series C common stock have no votes per share, except as required by Nevada law. Each share of Series B common stock is convertible at the option of the holder for one share of Series A common stock. All series of our common stock participate on an equal basis with respect to dividends and distributions.

As of December 31, 2023, 3.5 million shares of Series C common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

(11) Stock-Based Compensation

The Company recorded stock-based compensation expense of $13.2 million and $12.2 million during the years ended December 31, 2023 and 2022, respectively. These amounts are included in selling, general and administrative expense in the consolidated statements of operations.

Incentive Plans

Prior to the Split-Off and pursuant to the Liberty Media Corporation 2022 Omnibus Incentive Plan, Liberty granted, to certain of its directors, employees and employees of its subsidiaries, RSAs, RSUs and stock options to purchase shares of Liberty Braves common stock (collectively, “Awards”). At the time of the Split-Off, the Awards were exchanged into RSAs, RSUs and stock options to purchase shares of Atlanta Braves Holdings common stock.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Grants of Awards

Awards granted in 2023 and 2022 are summarized as follows:

	Years ended December 31,
	2023		2022
	Awards	Weighted	Awards	Weighted
	granted	average	granted	average
	(000’s)	GDFV	(000’s)	GDFV
Series C Atlanta Braves Holdings common stock options, Braves employees (1)	476	$14.81	NA	NA
Series C Atlanta Braves Holdings common stock options, Liberty employees and directors (2)	90	$14.78	NA	NA
Series C Liberty Braves common stock options, Liberty employees and directors (2)	3	$14.24	10	$12.40
Series C Liberty Braves common stock options, Liberty CEO (3)	—	$—	95	$9.16
Series C Atlanta Braves Holdings common stock RSUs, Braves employees (4)	411	$37.14	NA	NA
Series C Atlanta Braves Holdings common stock RSUs, Liberty employees and directors (5)	44	$37.40	NA	NA
Series C Liberty Braves common stock RSUs, Braves employees (4)	—	$—	138	$32.76
Series C Liberty Braves common stock RSUs, Liberty employees and directors (6)	19	$34.51	29	$27.33
Series C Liberty Braves common stock RSUs, Liberty CEO (7)	31	$34.44	—	$—
(1)	Vests annually over three years.
(2)	Mainly vests between one and three years for employees and in one year for directors.
(3)	Grant made in March 2022 cliff vested in December 2022.
(4)	Mainly vests between one and three years.
(5)	Mainly vests annually over three years for employees and in one year for directors.
(6)	Grants mainly vest in one year for directors and one year from the month of grant for employees, subject to the satisfaction of certain performance objectives.
(7)	Grant made in 2023 cliff vests one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the Company’s compensation committee.

For awards that are performance-based, performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. The Company assesses the probability of achieving the performance objectives each reporting period and as satisfaction of the performance objectives is deemed probable, the Company records the associated compensation expense.

The Company did not grant any options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock during the year ended December 31, 2023, nor did Liberty Media grant any options to purchase shares of Series A or Series B Liberty Braves common stock during the year ended December 31, 2022.

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes valuation model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2023 and 2022, the range of expected terms was 5.55 to 5.64 years. The volatility used in the calculation for Awards is based on the historical volatility of Atlanta Braves Holdings common stock (and previously, Liberty Braves

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

common stock). For grants made in 2023 and 2022, the range of volatilities was 33.3% to 35.0%. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Liberty Braves common stock through the Split-Off date and Atlanta Braves Holdings common stock subsequent to the Split-Off date, granted to certain officers, employees and directors, as well as the weighted average remaining life and aggregate intrinsic value of the options.

	Series C
			Weighted		Aggregate
			average		intrinsic
	Atlanta Braves Holdings		remaining		value
	options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2023	3,108	$26.17
Granted	569	$37.44
Exercised	(171)	$19.00
Forfeited/Cancelled	(4)	$22.75
Outstanding at December 31, 2023	3,502	$28.36	4.1	years	$39
Exercisable at December 31, 2023	2,541	$26.64	3.5	years	$33

As of December 31, 2023, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock.

As of December 31, 2023, the total unrecognized compensation cost related to unvested Atlanta Braves Holdings Awards was approximately $24.8 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.7 years.

As of December 31, 2023, 3.5 million shares of Series C Atlanta Braves Holdings common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all Atlanta Braves Holdings Series C stock options and Liberty Braves Series A and Series C stock options, on a combined basis, exercised during the years ended December 31, 2023 and 2022 was $2.5 million and $1.2 million, respectively.

RSAs and RSUs

The Company had approximately 510 thousand unvested RSAs and RSUs of Atlanta Braves Holdings common stock held by certain directors, officers and employees as of December 31, 2023. These Series A and Series C unvested RSAs and RSUs of Atlanta Braves Holdings common stock had a weighted average GDFV of $36.80 per share.

The aggregate fair value of all RSAs and RSUs of Atlanta Braves Holdings common stock and Liberty Braves common stock, on a combined basis, that vested during the years ended December 31, 2023 and 2022 was $6.1 million and $6.4 million, respectively.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

(12) Related-Party Transactions

During the years ended December 31, 2023 and 2022, the Company recognized approximately $1.9 million and $1.2 million, respectively, from MLBAM for the reimbursement of certain centralized services performed by MLBAM. These amounts are included in selling, general and administrative, including stock-based compensation in the consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company also recognized insignificant revenue and expenses related to transactions with other equity method affiliates.

(13) Commitments and Contingencies

Collective Bargaining Agreement

On November 30, 2016, the MLBPA and the Clubs entered into a collective bargaining agreement for the 2017 through 2021 seasons (the “2016 Agreement”). The 2016 Agreement contained provisions surrounding revenue sharing among the Clubs, a competitive balance tax on Club payrolls that exceed specified thresholds, minimum player salary levels and other provisions impacting Braves Holdings’ operations and its relationships with members of the MLBPA.

In March 2022, the MLBPA and the Clubs entered into a new collective bargaining agreement that covers the 2022-2026 MLB seasons (“CBA”). The start of the 2022 regular season was delayed as a result of the related negotiations, but a full season was completed. The CBA contains provisions surrounding revenue sharing among the Clubs, a competitive balance tax on Club payrolls that exceed specified thresholds, minimum player salary levels, an expanded postseason schedule and other provisions impacting Braves Holdings’ operations and its relationships with members of the MLBPA. Braves Holdings’ minor league players are also parties to a collective bargaining agreement. Approximately 15% of the Company’s labor force is covered by collective bargaining agreements.

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

For the years ended December 31, 2023 and 2022, Braves Holdings incurred $26.0 million and $16.0 million, respectively, in revenue sharing, which is included as an expense within baseball operating costs in the consolidated statements of operations.

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of December 31, 2023, amounts payable annually under such contracts aggregated $236.9 million in 2024, $180.0 million in 2025, $160.7 million in 2026, $111.4 million in 2027, $104.9 million in 2028 and $156.3 million, combined, thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

Subsequent to December 31, 2023, Braves Holdings entered into long-term employment contracts with certain players, pursuant to which approximately $33.6 million is anticipated to be paid through 2025 according to the terms of such contracts, excluding any incentive compensation.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

Diamond Sports Group Bankruptcy

As disclosed in note 2, ANLBC has a long-term local broadcasting agreement with Sportsouth Network II, LLC, a subsidiary of Diamond Sports Group, granting its regional cable networks the right to broadcast substantially all of the Braves games not otherwise selected for broadcast within the home television territory of the Braves. In March 2023, Diamond Sports Group filed for chapter 11 protection. As a result of the chapter 11 proceeding, ANLBC may be required to repay up to $34.2 million, the amount remitted to ANLBC during the 90-day preference period preceding the filing. In addition, if the broadcasting agreement is rejected in the bankruptcy proceeding, ANLBC will not receive any revenue from Sportsouth Network II, LLC during the remaining contract term and ANLBC would be required to write-down accounts receivable and contract assets of approximately $34.6 million recorded in the consolidated balance sheet as of December 31, 2023. Throughout the bankruptcy proceeding, Braves Holdings has continued to receive scheduled payments.

Litigation

Braves Holdings, along with the BOC and other MLB affiliates, has been named in a number of lawsuits arising in the normal course of business. We record a liability when we believe that it is both probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate developments in legal matters that could affect the amount of the liability accrual and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. We may be unable to reasonably estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons, including, among others, because: (i) the damages sought are indeterminate; (ii) the proceedings are in the relative early stages; (iii) there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) there remain significant factual issues to be determined or resolved; (vi) the relevant law is unsettled; or (vii) the proceedings involve novel or untested legal theories. In such instances, there may be considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(14) Segment Information

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

For segment reporting purposes, the Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring, acquisition and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

in addition to, but not as a substitute for, operating income, net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

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

Performance Measures

	Years ended December 31,
	2023		2022
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA

	amounts in thousands
Baseball	$581,671	21,225	534,984	33,259
Mixed-Use Development	58,996	39,499	53,577	35,433
Corporate and Other	—	(22,399)	—	(9,916)
Total	$640,667	38,325	588,561	58,776

Other Information

	December 31, 2023			December 31, 2022
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in thousands
Baseball	$882,442	84,326	12,152	953,016	78,326	6,853
Mixed-Use Development	571,586	14,887	56,884	516,498	16,238	10,816
Corporate and other	51,256	—	—	69,531	—	—
Elimination (1)	(954)	—	—	(48,384)	—	—
Total	$1,504,330	99,213	69,036	1,490,661	94,564	17,669
(1)	This amount relates to income taxes payable that partially offsets income taxes receivable in the consolidated balance sheets.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2023 and 2022

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Years ended December 31,
	2023	2022

	amounts in thousands
Adjusted OIBDA	$38,325	58,776
Impairment of long-lived assets and other related costs	(564)	(5,427)
Stock-based compensation	(13,221)	(12,233)
Depreciation and amortization	(70,980)	(71,697)
Operating income (loss)	(46,440)	(30,581)
Interest expense	(37,673)	(29,582)
Share of earnings (losses) of affiliates, net	26,985	28,927
Realized and unrealized gains (losses) on intergroup interests, net	(83,178)	(35,154)
Realized and unrealized gains (losses) on financial instruments, net	2,343	13,067
Gains (losses) on dispositions, net	2,309	20,132
Other, net	6,496	1,674
Earnings (loss) before income taxes	$(129,158)	(31,517)

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2024:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2024 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 29, 2024.

III-1

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this Report:

(a)(2) Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1

Reorganization Agreement, dated as of June 28, 2023, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 18, 2023 (File No. 001-41746) (the “July 2023 8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the July 2023 8-K).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the July 2023 8-K).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*

4.2	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

iv-1

10 - Material Contracts:

10.1+

Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Amendment No. 2 to the Registrant’s Form S-4 filed on April 6, 2023 (File No. 333-268922) (the “S-4”)).

10.2+	Atlanta Braves Holdings, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.2 of the S-4).

10.3+

Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.7 to the Amendment No. 3 to the Registrant’s Form S-4 filed on April 28, 2023 (File No. 333-268922)).

10.4

Stadium Operating Agreement, dated May 27, 2014, by and among Braves Stadium Company, LLC, Cobb-Marietta Coliseum and Exhibit Hall Authority and Cobb County, Georgia (incorporated by reference to Exhibit 10.9 of the S-4).

10.5	Tax Sharing Agreement, dated as of July 18, 2023, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the July 2023 8-K).

10.6	Services Agreement, dated as of July 18, 2023, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.2 of the July 2023 8-K).

10.7

Facilities Sharing Agreement, dated as of July 18, 2023, by and among the Registrant, Liberty Media Corporation, and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the July 2023 8-K).

10.8	Aircraft Time Sharing Agreements, dated July 18, 2023, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.4 of the July 2023 8-K).

10.9	Registration Rights Agreement, dated as of July 18, 2023, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.5 of the July 2023 8-K).

10.10+	Form of Restricted Stock Units Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.10 of the Registrant’s Form S-1 filed on September 8, 2023 (File No. 333-274438) (the “S-1”)).

10.11+	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.11 of the Form S-1).

21	Subsidiaries of Atlanta Braves Holdings, Inc.*

23.1	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

97	Atlanta Braves Holdings, Inc. Policy for the Recovery of Erroneously Awarded Compensation*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

iv-2

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ This document has been identified as a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Not applicable.

iv-3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTA BRAVES HOLDINGS, INC.

Date: February 28, 2024	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman of the Board, President and Chief Executive Officer

Date: February 28, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board, Chief Executive Officer	February 28, 2024
Gregory B. Maffei	and President

/s/Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	February 28, 2024
Brian J. Wendling

/s/ Brian M. Deevy	Director	February 28, 2024
Brian M. Deevy

/s/ Wonya Y. Lucas	Director	February 28, 2024
Wonya Y. Lucas

/s/ Terence F. McGuirk	Director	February 28, 2024
Terence F. McGuirk

/s/ Diana M. Murphy	Director	February 28, 2024

Diana M. Murphy