Form 10-Q
period 2024-03-31
Atlanta Braves Holdings, Inc.
filed 2024-05-08
CIK 1958140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Atlanta Braves Holdings, Inc. common stock as of April 30, 2024 was:

	Series A	Series B	Series C
Atlanta Braves Holdings, Inc. common stock	10,318,162	977,776	50,643,882

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2024	2023

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$181,461	125,148
Restricted cash	27,556	12,569
Accounts receivable and contract assets, net of allowance for credit losses of $424 and $332, respectively	40,242	62,922
Other current assets	38,182	17,380
Total current assets	287,441	218,019

Property and equipment, at cost (note 3)	1,126,995	1,091,943
Accumulated depreciation	(338,745)	(325,196)
	788,250	766,747

Investments in affiliates, accounted for using the equity method (note 4)	100,140	99,213
Intangible assets not subject to amortization:
Goodwill	175,764	175,764
Franchise rights	123,703	123,703
	299,467	299,467

Other assets, net	126,891	120,884
Total assets	$1,602,189	1,504,330

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	March 31,	December 31,
	2024	2023

	amounts in thousands,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$99,118	73,096
Deferred revenue and refundable tickets	212,367	111,985
Current portion of debt (note 5)	42,547	42,153
Other current liabilities	5,839	6,439
Total current liabilities	359,871	233,673

Long-term debt (note 5)	537,366	527,116
Finance lease liabilities	105,844	103,586
Deferred income tax liabilities	57,162	50,415
Pension liability	13,042	15,222
Other noncurrent liabilities	37,657	33,676
Total liabilities	1,110,942	963,688
Equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; zero shares issued at March 31, 2024 and December 31, 2023	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,318,162 and 10,318,197 at March 31, 2024 and December 31, 2023, respectively	103	103
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 977,776 and 977,776 at March 31, 2024 and December 31, 2023, respectively	10	10
Series C common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 50,611,586 and 50,577,776 at March 31, 2024 and December 31, 2023, respectively	506	506
Additional paid-in capital	1,091,572	1,089,625
Accumulated other comprehensive earnings (loss), net of taxes	(7,341)	(7,271)
Retained earnings (deficit)	(605,648)	(554,376)
Total stockholders' equity	479,202	528,597
Noncontrolling interests in equity of subsidiaries	12,045	12,045
Total equity	491,247	540,642
Commitments and contingencies (note 7)
Total liabilities and equity	$1,602,189	1,504,330

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in thousands,
	except per share amounts
Revenue:
Baseball revenue	$21,970	17,561
Mixed-Use Development revenue	15,110	13,411
Total revenue	37,080	30,972
Operating costs and expenses:
Baseball operating costs	45,207	36,771
Mixed-Use Development costs	2,253	1,931
Selling, general and administrative, including stock-based compensation	27,093	26,848
Depreciation and amortization	14,882	14,679
	89,435	80,229
Operating income (loss)	(52,355)	(49,257)
Other income (expense):
Interest expense	(9,443)	(8,912)
Share of earnings (losses) of affiliates, net (note 4)	1,627	(803)
Realized and unrealized gains (losses) on intergroup interests, net	—	(13,377)
Realized and unrealized gains (losses) on financial instruments, net	2,974	(761)
Other, net	1,769	841
Earnings (loss) before income taxes	(55,428)	(72,269)
Income tax benefit (expense)	4,156	14,293
Net earnings (loss)	$(51,272)	(57,976)
Basic net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$(0.83)	(0.94)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$(0.83)	(0.94)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in thousands
Net earnings (loss)	$(51,272)	(57,976)
Other comprehensive earnings (loss), net of tax:
Unrealized holdings gains (loss) arising during the period	(70)	—
Other comprehensive earnings (loss), net of tax	(70)	—
Comprehensive earnings (loss)	$(51,342)	(57,976)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(51,272)	(57,976)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,882	14,679
Stock-based compensation	3,719	3,191
Share of (earnings) losses of affiliates, net	(1,627)	803
Realized and unrealized (gains) losses on intergroup interests, net	—	13,377
Realized and unrealized (gains) losses on financial instruments, net	(2,974)	761
Deferred income tax expense (benefit)	6,772	(7,715)
Cash receipts from returns on equity method investments	700	200
Net cash received (paid) for interest rate swaps	1,511	1,222
Other charges (credits), net	(542)	318
Net change in operating assets and liabilities:
Current and other assets	11,191	20,350
Payables and other liabilities	108,704	95,355
Net cash provided by (used in) operating activities	91,064	84,565
Cash flows from investing activities:
Capital expended for property and equipment	(27,642)	(13,647)
Other investing activities, net	47	110
Net cash provided by (used in) investing activities	(27,595)	(13,537)
Cash flows from financing activities:
Borrowings of debt	13,789	—
Repayments of debt	(4,018)	(3,893)
Contribution from noncontrolling interest	—	6,645
Other financing activities, net	(1,940)	(1,050)
Net cash provided by (used in) financing activities	7,831	1,702
Net increase (decrease) in cash, cash equivalents and restricted cash	71,300	72,730
Cash, cash equivalents and restricted cash at beginning of period	137,717	172,813
Cash, cash equivalents and restricted cash at end of period	$209,017	245,543

Supplemental disclosure to the condensed consolidated statements of cash flows:
Property and equipment expenditures incurred but not yet paid	$32,321	9,441

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2024	2023

	amounts in thousands
Cash and cash equivalents	$181,461	125,148
Restricted cash	27,556	12,569
Total cash, cash equivalents and restricted cash at end of period	$209,017	137,717

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2024	$—	103	10	506	1,089,625	(7,271)	(554,376)	12,045	540,642
Net earnings (loss)	—	—	—	—	—	—	(51,272)	—	(51,272)
Other comprehensive earnings (loss)	—	—	—	—	—	(70)	—	—	(70)
Stock-based compensation	—	—	—	—	3,719	—	—	—	3,719
Other	—	—	—	—	(1,772)	—	—	—	(1,772)
Balance at March 31, 2024	$—	103	10	506	1,091,572	(7,341)	(605,648)	12,045	491,247

			Accumulated
			other	Noncontrolling
	Former	Retained	comprehensive	interests
	parent's	earnings	earnings	in equity of	Total
	investment	(deficit)	(loss)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2023	$732,350	(429,082)	(3,758)	—	299,510
Net earnings (loss)	—	(57,976)	—	—	(57,976)
Stock-based compensation	3,141	—	—	—	3,141
Tax sharing adjustment with Former parent	(7,354)	—	—	—	(7,354)
Contribution from noncontrolling interest	—	—	—	6,645	6,645
Other	(850)	—	—	—	(850)
Balance at March 31, 2023	$727,287	(487,058)	(3,758)	6,645	243,116

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)Basis of Presentation

During November 2022, the board of directors of Liberty Media Corporation (“Liberty” or “Former parent”) authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings, Inc. (the “Split-Off”). The Split-Off was completed on July 18, 2023 and was intended to be tax-free to holders of Liberty Braves common stock. Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”) is comprised of the businesses, assets and liabilities previously attributed to the Liberty Braves Group (“Braves Group”), which, as of March 31, 2024, included Atlanta Braves Holdings’ wholly-owned subsidiary Braves Holdings, LLC (“Braves Holdings”) and corporate cash.

The accompanying condensed consolidated financial statements represent the combination of the historical financial information of the Braves Group until the date of the Split-Off. Although Atlanta Braves Holdings was reported as a combined company until the date of the Split-Off, all periods reported herein are referred to as consolidated. These financial statements refer to the consolidation of Braves Holdings, cash and intergroup interests in the Braves Group (prior to settlement/extinguishment) as "Atlanta Braves Holdings," "the Company," "us," "we" and "our" in the notes to the condensed consolidated financial statements. The Split-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty Braves common stock. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Atlanta Braves Holdings’ Annual Report on Form 10-K for the year ended December 31, 2023.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Split-Off of Atlanta Braves Holdings from Liberty

Prior to the Split-Off, a portion of Liberty’s general and administrative expenses, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support was allocated to the Braves Group each reporting period based on an estimate of time spent. The Braves Group paid $1.9 million during the three months ended March 31, 2023 for such expenses.

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

Following the Split-Off and subsequent Liberty Media Exchange (as defined below), Liberty and Atlanta Braves Holdings operate as separate, publicly traded companies and neither has any continuing stock ownership, beneficial or otherwise, in the other. Liberty owned 1,811,066 shares of Atlanta Braves Holdings Series C common stock following the Split-Off. In November 2023, Liberty exchanged 1,811,066 shares of Atlanta Braves Holdings Series C common stock with a third party in satisfaction of certain of Liberty’s debt obligations and an affiliate of such third party then sold the shares in a secondary public offering (the “Liberty Media Exchange”). Atlanta Braves Holdings did not receive any of the proceeds from the Liberty Media Exchange.

In connection with the Split-Off, Liberty and Atlanta Braves Holdings entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

transition. These agreements include a reorganization agreement, a services agreement, aircraft time sharing agreements, a facilities sharing agreement, a tax sharing agreement and a registration rights agreement.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Atlanta Braves Holdings and Liberty with respect to and resulting from the Split-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Atlanta Braves Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Atlanta Braves Holdings will reimburse Liberty for direct, out-of-pocket expenses and will pay a services fee to Liberty under the services agreement that is subject to adjustment quarterly, as necessary. Additionally, pursuant to the services agreement with Liberty, components of Liberty Chief Executive Officer’s compensation will either be paid directly to him or reimbursed to Liberty, in each case, based on allocations set forth in the services agreement. The allocation percentage was 7% for Atlanta Braves Holdings during the period from July 18, 2023 to December 31, 2023 and is currently set at 8% but subject to adjustment on an annual basis and upon the occurrence of certain events.

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

Under these various agreements, amounts reimbursable to Liberty aggregated $0.5 million for the three months ended March 31, 2024.

Seasonality

Braves Holdings revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season.

(2)Earnings Attributable to Atlanta Braves Holdings Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Atlanta Braves Holdings shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. There were no potential common shares excluded from diluted EPS for the three months ended March 31, 2024 that would have been antidilutive.

The Company issued 61.7 million common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock issued in connection with the Split-Off on July 18, 2023. The number of shares issued upon

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

completion of the Split-Off was used to determine both basic and diluted earnings (loss) per share for the three months ended March 31, 2023, as no Company equity awards were outstanding prior to the completion of the Split-Off.

Three months
ended
March 31, 2024
(numbers of shares in thousands)
Basic WASO	61,879
Potentially dilutive shares (1)	824
Diluted WASO	62,703

(1) Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

(3) Property and Equipment

Property and equipment consisted of the following:

		March 31, 2024			December 31, 2023
			Owned			Owned
	Estimated		assets			assets
	Useful	Owned	available to		Owned	available to
	Life	assets	be leased	Total	assets	be leased	Total

	in years	amounts in thousands
Land	NA	$18,583	22,891	41,474	18,583	22,891	41,474
Buildings and improvements	15-39	283,300	355,300	638,600	281,450	355,300	636,750
Leasehold improvements	15-39	78,284	64,531	142,815	76,169	64,657	140,826
Furniture and equipment	5-7	185,812	8,687	194,499	179,828	8,518	188,346
Construction in progress	NA	11,692	97,915	109,607	4,911	79,636	84,547
Property and equipment, at cost		$577,671	549,324	1,126,995	560,941	531,002	1,091,943

Depreciation expense was $13.6 million and $13.5 million for the three months ended March 31, 2024 and 2023, respectively.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4)Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	March 31, 2024		December 31, 2023
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
MLBAM	3.3%	$48,552	49,338
BELP	3.3%	36,701	34,988
Other	50.0%	14,887	14,887
Total		$100,140	99,213

The following table presents the Company’s share of earnings (losses) of affiliates:

	Three months ended
	March 31,
	2024	2023

	amounts in thousands
MLBAM	$(787)	(1,243)
BELP	1,713	197
Other	701	243
Total	$1,627	(803)

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

At the time of the acquisition of ANLBC by a predecessor of Liberty in 2007, the fair value of the MLBAM investment exceeded ANLBC’s proportionate share of MLBAM’s net assets, resulting in excess basis in the investment in MLBAM. The excess basis as of March 31, 2024 and December 31, 2023 was indefinite lived and aggregated approximately $10.3 million.

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

(5)Debt

Debt is summarized as follows:

	March 31,	December 31,
	2024	2023

	amounts in thousands
Baseball
League wide credit facility	$—	—
MLB facility fund – term	30,000	30,000
MLB facility fund – revolver	40,825	41,400
TeamCo revolver	—	—
Term debt	162,119	165,370
Mixed-Use Development
Credit facilities	84,359	70,107
Term debt	266,069	266,070
Deferred financing costs	(3,459)	(3,678)
Total debt	579,913	569,269
Debt classified as current	(42,547)	(42,153)
Total long-term debt	$537,366	527,116

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Braves Holdings also established a special purpose Delaware statutory trust, the Braves Club Trust (the “Club Trust”), and transferred, among other things, to the Club Trust its rights to receive distributions of revenue from the National Broadcasting Contracts, which secure borrowings under the LWCF. Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs. Major League Baseball Trust has granted Wells Fargo Bank, National Association, the collateral agent in respect of the LWCF, a first priority lien to secure the borrowings under the LWCF. The maximum amount available to the Club Trust under the LWCF was $125.0 million as of March 31, 2024. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

Under the LWCF, the Club Trust can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by the Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 1.20% to 1.325%, based on the credit rating of Major League Baseball Trust. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime, and (z) LIBOR plus 1.00%, plus a margin of 0.200% to 0.325%, based on the credit rating of Major League Baseball Trust. Beginning in May 2022, interest based on LIBOR under the LWCF was replaced with interest based on the Secured Overnight Financing Rate (“SOFR”) plus 0.1%. Borrowings outstanding under the LWCF bore interest at a rate of 6.63% per annum as of March 31, 2024. The LWCF also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolving credit facility.

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

Revolver

In May 2021, Braves Facility Fund established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The maximum amount available to Braves Facility Fund under the MLB facility fund – revolver was $40.8 million as of March 31, 2024. The commitment termination date, which is the repayment date for all amounts borrowed under the revolving credit facility of the MLBFF, is July 10, 2026.

Under a credit agreement, Braves Facility Fund can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month LIBOR plus a margin of 1.275% to 1.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime rate, and (z) LIBOR plus 1.00%, plus a margin of 0.275% to 0.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. Beginning in May 2022, interest based on LIBOR under the MLB facility fund – revolver was replaced with interest based on the SOFR plus 0.1%. Borrowings outstanding under the MLB facility fund – revolver bore interest at a rate of 6.70% per annum as of March 31, 2024. The MLB facility fund – revolver also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolver.

TeamCo Revolver

In September 2016, a subsidiary of Braves Holdings amended a revolving credit agreement (the “TeamCo Revolver”) that provided for revolving commitments of $85 million. Under the agreement, Braves Holdings can request a revolving credit loan in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Base Rate loan was the greater of (x) the prevailing Prime rate, (y) the prevailing Federal Funds rate plus 0.50%, and (z) LIBOR plus 1.00%, plus a margin of 0.25%. In August 2022, the TeamCo Revolver was amended, increasing the borrowing capacity to $150 million, extending the maturity to August 2029 and replacing the Eurodollar interest rate with SOFR. Borrowings outstanding under the TeamCo Revolver bore interest at a rate of 6.58% and the maximum amount available was $150.0 million as of March 31, 2024. The TeamCo Revolver also has a commitment fee

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

of 0.20% per annum on the daily unused amount of the revolving loans. Under the TeamCo Revolver, Braves Holdings must maintain certain financial covenants, including a fixed-charge coverage ratio and total enterprise indebtedness.

Baseball Term Debt

In August 2016, a subsidiary of Braves Holdings entered into a senior secured permanent placement note purchase agreement for $200 million (the “Note Purchase Agreement”). The notes bear interest at 3.77% per annum and are scheduled to mature in September 2041. Braves Holdings makes principal and interest payments of $6.4 million each March 30 and September 30. At March 31, 2024 and December 31, 2023, Braves Holdings had borrowings of $160.8 million and $164.0 million under the Note Purchase Agreement, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial covenants, including debt service coverage ratios.

Mixed-Use Development Credit Facilities

In August 2016, a subsidiary of Braves Holdings entered into a $37.5 million construction loan agreement that matures in November 2024. The proceeds were primarily used to pay the construction costs of an entertainment building adjacent to the Stadium, as well as assist with phase II construction of the Mixed-Use Development. Interest accrues monthly at 4% per annum. Beginning December 15, 2020 and on each month thereafter, Braves Holdings makes principal and interest payments of $179 thousand. At March 31, 2024 and December 31, 2023, Braves Holdings had borrowings outstanding of $34.5 million and $34.6 million, respectively, net of unamortized debt issuance costs.

In December 2022, a subsidiary of Braves Holdings entered into a $112.5 million construction loan agreement that has an initial maturity date of December 2026. The proceeds of the construction loan agreement will be used to pay the construction costs of an office building adjacent to the Stadium. Loans under the construction loan bear interest at SOFR plus 2.00% per annum (subject to a reduction to 1.80% per annum if certain conditions are met). Borrowings outstanding under the construction loan bore interest at a rate of 7.33% as of March 31, 2024. As of March 31, 2024 and December 31, 2023, Braves Holdings had borrowings outstanding of $49.3 million and $34.8 million, respectively, under the construction loan, net of unamortized debt issuance costs.

Under the construction loans, Braves Holdings must maintain certain financial covenants, including a debt yield ratio.

Mixed-Use Development Term Debt

In May 2018, a subsidiary of Braves Holdings refinanced a construction loan with a $95 million term loan agreement (the “Term Loan Agreement”). The Term Loan Agreement bears interest at one-month LIBOR plus 1.35% per annum and is scheduled to mature on May 18, 2025. The full principal amount will be due at maturity. At both March 31, 2024 and December 31, 2023, Braves Holdings had borrowings of $94.9 million under the Term Loan Agreement, net of unamortized debt issuance costs. In April 2023, the Term Loan Agreement was amended to change the reference rate on borrowings to daily simple SOFR.

In June 2022, subsidiaries of Braves Holdings refinanced a construction loan agreement that was used to construct an office building within the Mixed-Use Development with a new term loan facility with $125 million in commitments, approximately $22.7 million of which is not available for borrowing as of March 31, 2024, but is expected to be available once certain conditions are met. The term loan agreement bears interest at one-month SOFR plus 2.10% per annum and is scheduled to mature on June 13, 2027. Borrowings outstanding under the term loan bore interest at a rate of 7.43% as of March 31, 2024. Approximately $1.9 million of annual principal payments commence in July 2024. At both

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

March 31, 2024 and December 31, 2023, Braves Holdings had borrowings outstanding of $101.6 million under the term loan facility, net of unamortized debt issuance costs.

In May 2023, a subsidiary of Braves Holdings refinanced an $80 million construction loan agreement that was used to construct the retail portion of the Mixed-Use Development with a new term loan with $80 million in commitments, approximately $11.3 million of which is not available for borrowing as of March 31, 2024, but is expected to be available once certain conditions are met. The term loan agreement bears interest at daily simple SOFR plus 2.50% per annum and is scheduled to mature on May 18, 2028. Approximately $1.0 million of annual principal payments commence in June 2026. At both March 31, 2024 and December 31, 2023, Braves Holdings had borrowings outstanding of $68.2 million, net of unamortized debt issuance costs.

Fair Value of Debt

The Company believes that the carrying amount of its debt with variable rates approximates fair value at March 31, 2024. Other fixed rate debt is considered to be carried at approximate fair value with the exception of the senior secured permanent placement notes, which was estimated to be approximately $137 million as of March 31, 2024, based on current U.S. treasury rates for similar financial instruments.

Interest Rate Swaps (Level 2)

In May 2018, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $95 million, maturing on May 5, 2025. As of March 31, 2024 and December 31, 2023, the fair value of the interest rate swap was an asset of $2.3 million and $2.2 million, respectively.

In August 2019, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million, that matured on March 8, 2023. Effective April 1, 2020, the notional amount began at $25 million and increased over time to $100 million as of August 1, 2020.

In May 2022, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million, maturing on June 1, 2025. The interest rate swap became effective in March 2023. As of March 31, 2024 and December 31, 2023, the fair value of the interest rate swap was an asset of $2.5 million and $2.4 million, respectively.

In June 2023, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $64 million, maturing on May 18, 2028. The interest rate swap became effective in June 2023. As of March 31, 2024 and December 31, 2023, the fair value of the interest rate swap was an asset of $820 thousand and a liability of $372 thousand, respectively.

Interest rate swaps are included within other assets as of March 31, 2024 and other assets and other noncurrent liabilities as of December 31, 2023 in the condensed consolidated balance sheets and changes in the fair value of the interest rate swaps are recorded to realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations.

(6)Stock-Based Compensation

The Company recorded stock-based compensation expense of $3.7 million and $3.2 million during the three months ended March 31, 2024 and 2023, respectively. These amounts are included in selling, general and administrative expense in the condensed consolidated statements of operations.

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

Grants of Awards

The Company did not grant any options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock during the three months ended March 31, 2024.

In connection with the Chief Executive Officer’s employment agreement, during the three months ended March 31, 2024, Liberty granted 35 thousand performance-based RSUs of Atlanta Braves Holdings Series C common stock to its Chief Executive Officer. Such RSUs had a GDFV of $38.58 per share and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the Company’s compensation committee. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. The Company assesses the probability of achieving the performance objectives each reporting period and as satisfaction of the performance objectives is deemed probable, the Company records the associated compensation expense.

The Company has calculated the GDFV for all of its equity classified Awards using the Black-Scholes valuation model. The Company estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Atlanta Braves Holdings common stock (and previously, Liberty Braves common stock). The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

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

	Series C
			Weighted		Aggregate
			average		intrinsic
	Atlanta Braves Holdings		remaining		value
	options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2024	3,502	$28.36
Granted	—	$—
Exercised	(160)	$23.59
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2024	3,342	$28.59	4.1	years	$35
Exercisable at March 31, 2024	2,390	$26.85	3.5	years	$29

As of March 31, 2024, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock.

As of March 31, 2024, the total unrecognized compensation cost related to unvested Atlanta Braves Holdings Awards was approximately $19.5 million. Such amount will be recognized in the Company’s condensed consolidated statements of operations over a weighted average period of approximately 1.9 years.

As of March 31, 2024, 3.3 million shares of Atlanta Braves Holdings Series C common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all Atlanta Braves Holdings Series C common stock options exercised during the three months ended March 31, 2024 and 2023 was $2.3 million and $2.2 million, respectively.

RSAs and RSUs

The Company had approximately 513 thousand unvested RSAs and RSUs of Atlanta Braves Holdings common stock held by certain directors, officers and employees of the Company as of March 31, 2024. These Series C unvested RSAs and RSUs of Atlanta Braves Holdings common stock had a weighted average GDFV of $37.24 per share.

The aggregate fair value of all RSAs and RSUs of Atlanta Braves Holdings common stock that vested during the three months ended March 31, 2024 and 2023 was $2.0 million and $0.7 million, respectively.

(7)Commitments and Contingencies

Collective Bargaining Agreement

In March 2022, the Major League Baseball Players Association (“MLBPA”) and the Clubs entered into a new collective bargaining agreement that covers the 2022-2026 MLB seasons (“CBA”). The CBA contains provisions surrounding revenue sharing among the Clubs, a competitive balance tax on Club payrolls that exceed specified thresholds,

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

minimum player salary levels, an expanded postseason schedule and other provisions impacting Braves Holdings’ operations and its relationships with members of the MLBPA. Braves Holdings’ minor league players are also parties to a collective bargaining agreement. Approximately 13% of the Company’s labor force is covered by collective bargaining agreements.

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

During the three months ended March 31, 2024 and 2023, Braves Holdings incurred $815 thousand and $198 thousand, respectively, in revenue sharing, which is included as an expense within baseball operating costs in the condensed consolidated statements of operations.

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of March 31, 2024, amounts payable annually under such contracts aggregated $267.4 million in 2024, $204.9 million in 2025, $161.7 million in 2026, $111.7 million in 2027, $105.2 million in 2028 and $146.3 million, combined, thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

Diamond Sports Group, LLC (“Diamond Sports Group”) Bankruptcy

ANLBC has a long-term local broadcasting agreement with Sportsouth Network II, LLC, a subsidiary of Diamond Sports Group, granting its regional cable networks the right to broadcast substantially all of the Braves games not otherwise selected for broadcast within the home television territory of the Braves (“Braves Broadcast Agreement”). In March 2023, Diamond Sports Group along with certain affiliates (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 (“Chapter 11 Proceeding”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).

On February 12, 2024, the Bankruptcy Court entered an agreed order among the Debtors, ANLBC and certain other MLB Clubs who have broadcast agreements with Diamond Sports Group or its affiliates, and the BOC,  whereby the Debtors agreed not to reject or cause the termination of various club broadcasting agreements, including the Braves Broadcast Agreement, before the end of the 2024 MLB Season (“Agreed Order”). The Agreed Order provides other protections to ANLBC, MLB and the other covered Clubs to give some assurance that the Debtors will pay all required fees under the various club broadcasting agreements, including the Braves Broadcast Agreement, until the earlier to occur of (i) a plan of reorganization is confirmed by the Bankruptcy Court and the Debtors exit bankruptcy and (ii) the final payment for the 2024 MLB season is paid.

In addition, the Debtors filed their Disclosure Statement (as revised) and Joint Plan of Reorganization (as revised) ("Joint Plan of Reorganization”) on April 17, 2024. The Bankruptcy Court has approved the Disclosure Statement and has scheduled a hearing to consider confirmation of the Joint Plan of Reorganization for June 18, 2024. If the Joint Plan of Reorganization is confirmed by the Bankruptcy Court, the Debtors are expected to assume the Braves Broadcast

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Agreement. If the Braves Broadcast Agreement is assumed by the Debtors, both ANLBC and Sportsouth Network II, LLC will continue to be responsible for their respective obligations under the Braves Broadcast Agreement.

In the event Diamond Sports Group is unsuccessful in its efforts to confirm the Joint Plan of Reorganization or other plan of reorganization, it is possible that the respective bankruptcy cases of the Debtors could be converted to cases under Chapter 7 of the bankruptcy code.  In such event, a trustee will be appointed to liquidate the remaining assets of the Debtors and ANLBC may be required to repay up to $34.2 million, the amount remitted to ANLBC during the 90-day preference period preceding the filing.  In addition, if the broadcasting agreement is rejected in the bankruptcy proceeding, ANLBC will not receive any revenue from Sportsouth Network II, LLC during the remaining contract term and ANLBC would be required to write-down accounts receivable and contract assets of approximately $12.7 million recorded in the condensed consolidated balance sheet as of March 31, 2024.  In addition, a chapter 7 trustee may reject the Braves Broadcast Agreement which would relieve the Debtors’ bankruptcy estate from its obligations under the agreement.

To date and throughout the Chapter 11 Proceeding, ANLBC has received all scheduled payments in accordance with the Braves Broadcast Agreement.

Litigation

Braves Holdings, along with the BOC and other MLB affiliates, has been named in a number of lawsuits arising in the normal course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended
	March 31,
	2024	2023

	amounts in thousands
Baseball:
Baseball event	$1,168	1,118
Broadcasting	2,101	891
Retail and licensing	5,653	4,375
Other	13,048	11,177
Total Baseball	21,970	17,561
Mixed-Use Development	15,110	13,411
Total revenue	$37,080	30,972

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The primary source of the Company’s deferred revenue relates to suite and season ticket arrangements, as well as certain sponsorship arrangements. Deferred revenue is recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met. The Company had long-term deferred revenue of $18.2 million and $16.4 million as of March 31, 2024 and December 31, 2023, respectively, which were included in other noncurrent liabilities in the condensed consolidated balance sheets. During the three months ended March 31, 2024 and 2023, the Company recognized $5.3 million and $4.4 million, respectively, of revenue that was included in deferred revenue at the beginning of the respective year.

Significant portions of the transaction prices for Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $312.8 million for the remainder of 2024, $316.6 million in 2025, $290.4 million in 2026, $471.4 million in 2027 through 2031, and $128.4 million thereafter, primarily recognized through 2041. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2024	2023

	amounts in thousands
Baseball	$(41,716)	(35,835)
Mixed-Use Development	9,933	9,153
Corporate and Other	(1,971)	(4,705)
Total	$(33,754)	(31,387)

Other Information

	March 31, 2024			December 31, 2023
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in thousands
Baseball	$957,857	85,253	6,245	882,442	84,326	12,152
Mixed-Use Development	598,852	14,887	21,397	571,586	14,887	56,884
Corporate and other	48,294	—	—	51,256	—	—
Elimination (1)	(2,814)	—	—	(954)	—	—
Total	$1,602,189	100,140	27,642	1,504,330	99,213	69,036
(1)	This amount relates to income taxes payable that partially offsets income taxes receivable in the condensed consolidated balance sheets.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended March 31,
	2024	2023

	amounts in thousands
Adjusted OIBDA	$(33,754)	(31,387)
Stock-based compensation	(3,719)	(3,191)
Depreciation and amortization	(14,882)	(14,679)
Operating income (loss)	(52,355)	(49,257)
Interest expense	(9,443)	(8,912)
Share of earnings (losses) of affiliates, net	1,627	(803)
Realized and unrealized gains (losses) on intergroup interests, net	—	(13,377)
Realized and unrealized gains (losses) on financial instruments, net	2,974	(761)
Other, net	1,769	841
Earnings (loss) before income taxes	$(55,428)	(72,269)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	Atlanta Braves Holdings, Inc.’s (“Atlanta Braves Holdings,” “the Company,” “us,” “we,” or “our”) historical financial information is not necessarily representative of its future financial position, future results of operations or future cash flows;
●	the Company’s ability to recognize anticipated benefits from the Split-Off (defined below);
●	the incurrence of costs as a standalone public company following the Split-Off;
●	the Company’s ownership, management and board of directors structure;
●	the Company’s ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	the Company’s indebtedness could adversely affect operations and could limit its ability to react to changes in the economy or its industry;
●	the Company’s ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of inflation and weak economic conditions on consumer demand for products, services and events offered by the Company;
●	the outcome of pending or future litigation or investigations;
●	the operational risks of the Company and its business affiliates with operations outside of the United States;
●	the Company’s ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments;
●	the ability of the Company and its affiliates to comply with government regulations, including, without limitation, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which the Company operates;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the achievement of on-field success;
●	the Company’s ability to develop, obtain and retain talented players;
●	the impact of organized labor on the Company;
●	the impact of the structure or an expansion of Major League Baseball (“MLB”);
●	the level of broadcasting revenue that Braves Holdings, LLC (“Braves Holdings”) receives;
●	the impact of the Mixed-Use Development (defined below) on the Company and its ability to manage the project;

●	the impact of data loss or breaches or disruptions of the Company’s information systems and information system security;
●	the Company’s processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities;
●	the Company’s stock price has and may continue to fluctuate;
●	the Company’s common stock and organizational structure; and
●	geopolitical incidents, accidents, terrorist acts, pandemics or epidemics, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to the Company and its affiliates.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2023.

Explanatory Note

During November 2022, the board of directors of Liberty Media Corporation (“Liberty”) authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings (the “Split-Off”). The Split-Off was completed on July 18, 2023 and was intended to be tax-free to holders of Liberty Braves common stock. Atlanta Braves Holdings is comprised of the businesses, assets and liabilities previously attributed to the Liberty Braves Group (“Braves Group”), which, as of March 31, 2024, included Atlanta Braves Holdings’ wholly-owned subsidiary Braves Holdings and corporate cash. Although Atlanta Braves Holdings was reported as a combined company until the date of the Split-Off, all periods reported herein are referred to as consolidated.

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

Results of Operations –March 31, 2024 and 2023

General. Provided in the tables below is information regarding the historical Condensed Consolidated Operating Results and Other Income and Expense of Atlanta Braves Holdings, as well as information regarding the contribution to those items from our reportable segments. The “corporate and other” category consists of those assets that do not qualify as a separate reportable segment.

	Three months ended March 31,
	2024	2023

	amounts in thousands
Baseball revenue	$21,970	17,561
Mixed-Use Development revenue	15,110	13,411
Total revenue	37,080	30,972
Operating costs and expenses:
Baseball operating costs	(45,207)	(36,771)
Mixed-Use Development costs	(2,253)	(1,931)
Selling, general and administrative, excluding stock-based compensation	(23,374)	(23,657)
Stock-based compensation	(3,719)	(3,191)
Depreciation and amortization	(14,882)	(14,679)
Operating income (loss)	(52,355)	(49,257)
Other income (expense):
Interest expense	(9,443)	(8,912)
Share of earnings (losses) of affiliates, net	1,627	(803)
Realized and unrealized gains (losses) on intergroup interests, net	—	(13,377)
Realized and unrealized gains (losses) on financial instruments, net	2,974	(761)
Other, net	1,769	841
Earnings (loss) before income taxes	(55,428)	(72,269)
Income tax benefit (expense)	4,156	14,293
Net earnings (loss)	$(51,272)	(57,976)

Adjusted OIBDA	(33,754)	(31,387)

Regular season home games	—	—

Baseball revenue. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue. The following table disaggregates baseball revenue by source:

	Three months ended March 31,
	2024	2023

	amounts in thousands
Baseball event	$1,168	1,118
Broadcasting	2,101	891
Retail and licensing	5,653	4,375
Other	13,048	11,177
Total Baseball	$21,970	17,561

There were no regular season home games played in either the first quarter of 2024 or 2023. Baseball event revenue was relatively flat during the three months ended March 31, 2024, as compared to the corresponding period in the prior year. Broadcasting revenue increased $1.2 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to an increase in the number of regular season games based on the timing of the regular season start this year, as well as contractual rate increases. Retail and licensing revenue increased $1.3 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to higher league-wide revenue. Other revenue, a component of baseball revenue, increased $1.9 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to spring training related revenue (ticket sales, concession revenue and other gameday related revenue) driven by increased ticket demand and attendance at spring training home games.

Mixed-Use Development revenue. Mixed-Use Development revenue is derived from the mixed-use facilities and primarily includes rental income and to a lesser extent, parking revenue and sponsorships. For the three months ended March 31, 2024, Mixed-Use Development revenue increased $1.7 million, as compared to the corresponding period in the prior year, primarily due to a $1.0 million increase in rental income and a $0.7 million increase in parking revenue. Increases in rental income for the three months ended March 31, 2024, were primarily driven by $0.6 million of increases in tenant recoveries and $0.4 million of increases primarily related to new lease agreements.

Baseball operating costs. Baseball operating costs primarily include costs associated with baseball and stadium operations. For the three months ended March 31, 2024, baseball operating expenses increased $8.4 million, as compared to the corresponding period in the prior year, primarily due to a $2.1 million increase in major league player salaries and a $0.9 million increase in minor league team and player expenses. Additional increases in baseball operating costs during the three months ended March 31, 2024, were due to $1.2 million of increased spring training related expenses (facility and game day operations, travel, and other variable expenses), $1.0 million of increases under MLB’s revenue sharing plan and other shared expenses and other increases in various baseball operation and facility expenses.

Mixed-Use Development costs. Mixed-Use Development costs primarily include costs associated with maintaining and operating the mixed-use facilities. During the three months ended March 31, 2024, Mixed-Use Development costs increased $0.3 million, as compared to the corresponding period in the prior year, due to general repair expenses and other various operating increases.

Selling, general and administrative, excluding stock-based compensation. Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense was relatively flat for the three months ended March 31, 2024, as compared to the corresponding period in the prior year. Reduced transaction costs related to the Split-Off were offset by increased personnel, insurance and information technology costs.

Stock-based compensation. Stock-based compensation increased $0.5 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, due to increases in the grant value of new awards.

Depreciation and amortization. Depreciation and amortization was relatively flat during the three months ended March 31, 2024, as compared to the corresponding period in the prior year.

Operating income (loss). Operating loss increased $3.1 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, due to the above explanations.

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

	Three months ended March 31,
	2024	2023

	amounts in thousands
Operating income (loss)	$(52,355)	(49,257)
Stock-based compensation	3,719	3,191
Depreciation and amortization	14,882	14,679
Adjusted OIBDA	$(33,754)	(31,387)

Adjusted OIBDA is summarized as follows:

	Three months ended March 31,
	2024	2023

	amounts in thousands
Baseball	$(41,716)	(35,835)
Mixed-Use Development	9,933	9,153
Corporate and Other	(1,971)	(4,705)
Total	$(33,754)	(31,387)

Consolidated Adjusted OIBDA loss increased $2.4 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year.

Baseball Adjusted OIBDA loss increased $5.9 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to the fluctuations in baseball revenue and operating costs, as described above.

Mixed-Use Development Adjusted OIBDA increased $0.8 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to the fluctuations in Mixed-Use Development revenue and costs, as described above.

Corporate and Other Adjusted OIBDA loss decreased $2.7 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to a decrease in costs related to the Split-Off.

Interest Expense. Interest expense increased $0.5 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to increased interest rates on the Company’s variable rate debt.

Share of earnings (losses) of affiliates. The following table presents our share of earnings (losses) of affiliates:

	Three months ended March 31,
	2024	2023

	amounts in thousands
MLB Advanced Media, L.P.	$(787)	(1,243)
Baseball Endowment, L.P.	1,713	197
Other	701	243
Total	$1,627	(803)

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

Other, net. Other, net income increased $0.9 million during the three months ended March 31, 2024, as compared to the corresponding period in the prior year, due primarily to increases in dividend and interest income.

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended
	March 31,
	2024	2023

	amounts in thousands
Earnings (loss) before income taxes	$(55,428)	(72,269)
Income tax (expense) benefit	4,156	14,293

For the three months ended March 31, 2024, the Company recognized a tax benefit less than the expected federal tax rate of 21% primarily due to the effect of certain non-deductible expenses. For the three months ended March 31, 2023, the Company recognized a tax benefit less than the expected federal tax rate of 21% due primarily to intergroup interest losses that are not deductible for tax purposes, partially offset by a tax benefit for the effect of state income taxes.

Net earnings (loss). The Company had net losses of $51.3 million and $58.0 million during the three months ended March 31, 2024 and 2023, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of March 31, 2024, the Company had $181.5 million of cash and cash equivalents. Substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

Braves Holdings is in compliance with all financial debt covenants as of March 31, 2024.

During the three months ended March 31, 2024, the Company’s primary uses of cash were capital expenditures and debt service, funded primarily by cash from operations and new borrowings on construction loans.

During the three months ended March 31, 2023, the Company’s primary uses of cash were capital expenditures and debt service, funded primarily by cash on hand and cash from operations.

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

The Braves have a long term local television broadcasting agreement with Sportsouth Network II, LLC. Diamond Sports Group, LLC, the parent company of Sportsouth Network II, LLC, is in financial distress and has filed for Chapter 11 protection. While the pending bankruptcy proceeding of Diamond Sports Group, LLC has not previously had a material unfavorable impact on the Company’s revenue and the Company has received scheduled payments to date, we cannot currently predict whether such bankruptcy proceeding is reasonably likely to have a material unfavorable impact on our revenue and liquidity in the future.

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

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs, including the Braves Club Trust (the “Club Trust”). The maximum amount available to the Club Trust under the LWCF was $125.0 million as of March 31, 2024. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

MLB Facility Fund Revolver

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction. In May 2021, Braves Facility Fund LLC established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund — revolver”). The commitment termination date, which is the repayment date for all amounts borrowed under the MLB facility fund — revolver, is July 10, 2026. The maximum amount available to Braves Facility Fund LLC under the MLB facility fund — revolver was $40.8 million as of March 31, 2024.

TeamCo Revolver

A subsidiary of Braves Holdings is party to a Revolving Credit Agreement (the “TeamCo Revolver”), which provides revolving commitments of $150 million and matures in August 2029. The availability under the TeamCo Revolver as of March 31, 2024 was $150.0 million.

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

As of March 31, 2024, we had $97.8 million aggregate principal amount of floating rate debt with a weighted average interest rate of 7.1% and $485.6 million aggregate principal amount of fixed rate debt with a weighted average interest rate of 4.4%.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to note 7 in the accompanying notes to the condensed consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the three months ended March 31, 2024.

During the three months ended March 31, 2024, 35 shares of Atlanta Braves Holdings Series A common stock, zero shares of Atlanta Braves Holdings Series B common stock and 70 shares of Atlanta Braves Holdings Series C common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

Item 6. Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1+	Form of Non-Qualified Stock Option Agreement under the Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan, as amended from time to time, for certain officers of the company and Atlanta Braves*
10.2+	Form of Restricted Stock Unit Agreement under the Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan, as amended from time to time, for certain officers of the company and Atlanta Braves*
10.3+

Form of Performance Restricted Stock Unit Agreement under the Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan, as amended from time to time, for certain officers of the company and Atlanta Braves*

10.4+	Form of Annual Performance-Based Restricted Stock Unit Award between the Registrant and Gregory B. Maffei under the Atlanta Braves Holdings 2023 Omnibus Incentive Plan*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+  This document has been identified as a management contract or compensatory plan or arrangement.

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTA BRAVES HOLDINGS, INC.

Date:	May 8, 2024	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei
Chairman of the Board, President and Chief Executive Officer

Date:	May 8, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-2