Form 10-Q
period 2024-06-30
Atlanta Braves Holdings, Inc.
filed 2024-08-08
CIK 1958140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Atlanta Braves Holdings, Inc. common stock as of July 31, 2024 was:

	Series A	Series B	Series C
Atlanta Braves Holdings, Inc. common stock	10,318,162	977,776	50,676,231

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2024	2023

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$121,239	125,148
Restricted cash	40,117	12,569
Accounts receivable and contract assets, net of allowance for credit losses of $523 and $332, respectively	58,730	62,922
Other current assets	28,210	17,380
Total current assets	248,296	218,019

Property and equipment, at cost (note 3)	1,149,681	1,091,943
Accumulated depreciation	(348,617)	(325,196)
	801,064	766,747

Investments in affiliates, accounted for using the equity method (note 4)	107,321	99,213
Intangible assets not subject to amortization:
Goodwill	175,764	175,764
Franchise rights	123,703	123,703
	299,467	299,467

Other assets, net	117,669	120,884
Total assets	$1,573,817	1,504,330

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	June 30,	December 31,
	2024	2023

	amounts in thousands,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$99,483	73,096
Deferred revenue and refundable tickets	146,281	111,985
Current portion of debt (note 5)	137,673	42,153
Other current liabilities	4,733	6,439
Total current liabilities	388,170	233,673

Long-term debt (note 5)	462,363	527,116
Finance lease liabilities	102,450	103,586
Deferred income tax liabilities	47,566	50,415
Pension liability	13,262	15,222
Other noncurrent liabilities	35,288	33,676
Total liabilities	1,049,099	963,688
Equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; zero shares issued at June 30, 2024 and December 31, 2023	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,318,162 and 10,318,197 at June 30, 2024 and December 31, 2023, respectively	103	103
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 977,776 and 977,776 at June 30, 2024 and December 31, 2023, respectively	10	10
Series C common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 50,676,231 and 50,577,776 at June 30, 2024 and December 31, 2023, respectively	507	506
Additional paid-in capital	1,096,021	1,089,625
Accumulated other comprehensive earnings (loss), net of taxes	(7,429)	(7,271)
Retained earnings (deficit)	(576,539)	(554,376)
Total stockholders' equity	512,673	528,597
Noncontrolling interests in equity of subsidiaries	12,045	12,045
Total equity	524,718	540,642
Commitments and contingencies (note 7)
Total liabilities and equity	$1,573,817	1,504,330

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in thousands,
	except per share amounts
Revenue:
Baseball revenue	$266,001	254,935	287,971	272,496
Mixed-Use Development revenue	16,875	15,188	31,985	28,599
Total revenue	282,876	270,123	319,956	301,095
Operating costs and expenses:
Baseball operating costs	205,070	195,458	250,277	232,229
Mixed-Use Development costs	2,410	2,273	4,663	4,204
Selling, general and administrative, including stock-based compensation	33,351	33,675	60,444	60,523
Depreciation and amortization	17,109	19,250	31,991	33,929
	257,940	250,656	347,375	330,885
Operating income (loss)	24,936	19,467	(27,419)	(29,790)
Other income (expense):
Interest expense	(9,713)	(9,448)	(19,156)	(18,360)
Share of earnings (losses) of affiliates, net (note 4)	11,622	11,462	13,249	10,659
Realized and unrealized gains (losses) on intergroup interests, net	—	(49,409)	—	(62,786)
Realized and unrealized gains (losses) on financial instruments, net	931	3,840	3,905	3,079
Other, net	2,217	3,316	3,986	4,157
Earnings (loss) before income taxes	29,993	(20,772)	(25,435)	(93,041)
Income tax benefit (expense)	(884)	(8,141)	3,272	6,152
Net earnings (loss)	$29,109	(28,913)	(22,163)	(86,889)
Basic net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$0.47	(0.47)	(0.36)	(1.41)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$0.46	(0.47)	(0.36)	(1.41)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in thousands
Net earnings (loss)	$29,109	(28,913)	(22,163)	(86,889)
Other comprehensive earnings (loss), net of tax:
Unrealized holdings gains (loss) arising during the period	(71)	(190)	(141)	(190)
Share of other comprehensive earnings (loss) of affiliates	(17)	(108)	(17)	(108)
Other comprehensive earnings (loss), net of tax	(88)	(298)	(158)	(298)
Comprehensive earnings (loss)	$29,021	(29,211)	(22,321)	(87,187)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2024	2023

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(22,163)	(86,889)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,991	33,929
Stock-based compensation	7,424	6,344
Share of (earnings) losses of affiliates, net	(13,249)	(10,659)
Realized and unrealized (gains) losses on intergroup interests, net	—	62,786
Realized and unrealized (gains) losses on financial instruments, net	(3,905)	(3,079)
Deferred income tax expense (benefit)	(2,801)	(7,014)
Cash receipts from returns on equity method investments	5,838	6,225
Net cash received (paid) for interest rate swaps	3,036	2,200
Other charges (credits), net	(1,480)	(3,754)
Net change in operating assets and liabilities:
Current and other assets	(8,574)	(14,338)
Payables and other liabilities	60,635	50,141
Net cash provided by (used in) operating activities	56,752	35,892
Cash flows from investing activities:
Capital expended for property and equipment	(57,432)	(29,700)
Investments in equity method affiliates and equity securities	(714)	—
Other investing activities, net	41	110
Net cash provided by (used in) investing activities	(58,105)	(29,590)
Cash flows from financing activities:
Borrowings of debt	33,405	15,815
Repayments of debt	(4,787)	(18,893)
Contribution from noncontrolling interest	—	11,289
Other financing activities, net	(3,626)	(4,756)
Net cash provided by (used in) financing activities	24,992	3,455
Net increase (decrease) in cash, cash equivalents and restricted cash	23,639	9,757
Cash, cash equivalents and restricted cash at beginning of period	137,717	172,813
Cash, cash equivalents and restricted cash at end of period	$161,356	182,570

Supplemental disclosure to the condensed consolidated statements of cash flows:
Property and equipment expenditures incurred but not yet paid	$23,103	15,300

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2024	2023

	amounts in thousands
Cash and cash equivalents	$121,239	125,148
Restricted cash	40,117	12,569
Total cash, cash equivalents and restricted cash at end of period	$161,356	137,717

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2024	$—	103	10	506	1,089,625	(7,271)	(554,376)	12,045	540,642
Net earnings (loss)	—	—	—	—	—	—	(22,163)	—	(22,163)
Other comprehensive earnings (loss)	—	—	—	—	—	(158)	—	—	(158)
Stock-based compensation	—	—	—	—	7,424	—	—	—	7,424
Other	—	—	—	1	(1,028)	—	—	—	(1,027)
Balance at June 30, 2024	$—	103	10	507	1,096,021	(7,429)	(576,539)	12,045	524,718

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at March 31, 2024	$—	103	10	506	1,091,572	(7,341)	(605,648)	12,045	491,247
Net earnings (loss)	—	—	—	—	—	—	29,109	—	29,109
Other comprehensive earnings (loss)	—	—	—	—	—	(88)	—	—	(88)
Stock-based compensation	—	—	—	—	3,705	—	—	—	3,705
Other	—	—	—	1	744	—	—	—	745
Balance at June 30, 2024	$—	103	10	507	1,096,021	(7,429)	(576,539)	12,045	524,718

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)Basis of Presentation

During November 2022, the board of directors of Liberty Media Corporation (“Liberty” or “Former parent”) authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings, Inc. (the “Split-Off”). The Split-Off was completed on July 18, 2023 and was intended to be tax-free to holders of Liberty Braves common stock. Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”) is comprised of the businesses, assets and liabilities previously attributed to the Liberty Braves Group (“Braves Group”), which, as of June 30, 2024, included Atlanta Braves Holdings’ wholly-owned subsidiary Braves Holdings, LLC (“Braves Holdings”) and corporate cash.

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

Description of Business

Braves Holdings indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Atlanta Braves,” the “Braves,” the “club,” or the “team”). ANLBC’s ballpark (“Truist Park” or the “Stadium”), is located in Cobb County, a suburb of Atlanta, and is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority. Braves Holdings, through affiliated entities and third party development partners, has primarily developed a significant portion of the land around Truist Park for a mixed-use development that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”).

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

Split-Off of Atlanta Braves Holdings from Liberty

Prior to the Split-Off, a portion of Liberty’s general and administrative expenses, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support was allocated to the Braves Group each reporting period based on an estimate of time spent. The Braves Group paid $2.6 million and $4.5 million during the three and six months ended June 30, 2023, respectively, for such expenses.

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

Under these various agreements, amounts reimbursable to Liberty aggregated $1.8 million and $2.5 million for the three and six months ended June 30, 2024, respectively.

Seasonality

Braves Holdings revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season.

(2)Earnings Attributable to Atlanta Braves Holdings Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Atlanta Braves Holdings shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. There were no potential common shares excluded from diluted EPS for the three and six months ended June 30, 2024 that would have been antidilutive.

The Company issued 61.7 million common shares, which is the aggregate number of shares of Series A, Series B and Series C common stock issued in connection with the Split-Off on July 18, 2023. The number of shares issued upon

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

completion of the Split-Off was used to determine both basic and diluted earnings (loss) per share for the three and six months ended June 30, 2023, as no Company equity awards were outstanding prior to the completion of the Split-Off.

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024

	(numbers of shares in thousands)
Basic WASO	61,948	61,913
Potentially dilutive shares (1)	844	835
Diluted WASO	62,792	62,748

(1) Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

(3) Property and Equipment

Property and equipment consisted of the following:

		June 30, 2024			December 31, 2023
			Owned			Owned
	Estimated		assets			assets
	Useful	Owned	available to		Owned	available to
	Life	assets	be leased	Total	assets	be leased	Total

	in years	amounts in thousands
Land	NA	$18,583	22,891	41,474	18,583	22,891	41,474
Buildings and improvements	15-39	281,450	355,437	636,887	281,450	355,300	636,750
Leasehold improvements	15-39	85,858	66,159	152,017	76,169	64,657	140,826
Furniture and equipment	5-7	191,717	10,116	201,833	179,828	8,518	188,346
Construction in progress	NA	804	116,666	117,470	4,911	79,636	84,547
Property and equipment, at cost		$578,412	571,269	1,149,681	560,941	531,002	1,091,943

Depreciation expense was $10.0 million and $13.3 million for the three months ended June 30, 2024 and 2023, respectively, and $23.6 million and $26.8 million for the six months ended June 30, 2024 and 2023, respectively.

(4)Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	June 30, 2024		December 31, 2023
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
MLBAM	3.3%	$54,138	49,338
BELP	3.3%	38,157	34,988
Other	50.0%	15,026	14,887
Total		$107,321	99,213

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company’s share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in thousands
MLBAM	$9,478	10,577	8,691	9,334
BELP	1,456	514	3,169	711
Other	688	371	1,389	614
Total	$11,622	11,462	13,249	10,659

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

At the time of the acquisition of ANLBC by a predecessor of Liberty in 2007, the fair value of the MLBAM investment exceeded ANLBC’s proportionate share of MLBAM’s net assets, resulting in excess basis in the investment in MLBAM. The excess basis as of June 30, 2024 and December 31, 2023 was indefinite lived and aggregated approximately $10.3 million.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5)Debt

Debt is summarized as follows:

	June 30,	December 31,
	2024	2023

	amounts in thousands
Baseball
League wide credit facility	$—	—
MLB facility fund – term	30,000	30,000
MLB facility fund – revolver	40,250	41,400
TeamCo revolver	—	—
Term debt	162,119	165,370
Mixed-Use Development
Credit facilities	104,839	70,107
Term debt	266,069	266,070
Deferred financing costs	(3,241)	(3,678)
Total debt	600,036	569,269
Debt classified as current	(137,673)	(42,153)
Total long-term debt	$462,363	527,116

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Braves Holdings also established a special purpose Delaware statutory trust, the Braves Club Trust (the “Club Trust”), and transferred, among other things, to the Club Trust its rights to receive distributions of revenue from the National Broadcasting Contracts, which secure borrowings under the LWCF. Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs. Major League Baseball Trust has granted Wells Fargo Bank, National Association, the collateral agent in respect of the LWCF, a first priority lien to secure the borrowings under the LWCF. The maximum amount available to the Club Trust under the LWCF was $125.0 million as of June 30, 2024. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

Under the LWCF, the Club Trust can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by the Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 1.20% to 1.325%, based on the credit rating of Major League Baseball Trust. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime, and (z) LIBOR plus 1.00%, plus a margin of 0.200% to 0.325%, based on the credit rating of Major League Baseball Trust. Beginning in May 2022, interest based on LIBOR under the LWCF was replaced with interest based on the Secured Overnight Financing Rate (“SOFR”) plus 0.1%. Borrowings outstanding under the LWCF bore interest at a rate of 6.64% per annum as of June 30, 2024. The LWCF also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolving credit facility.

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

Revolver

In May 2021, Braves Facility Fund established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The maximum amount available to Braves Facility Fund under the MLB facility fund – revolver was $40.3 million as of June 30, 2024. The commitment termination date, which is the repayment date for all amounts borrowed under the revolving credit facility of the MLBFF, is July 10, 2026.

Under a credit agreement, Braves Facility Fund can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month LIBOR plus a margin of 1.275% to 1.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime rate, and (z) LIBOR plus 1.00%, plus a margin of 0.275% to 0.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. Beginning in May 2022, interest based on LIBOR under the MLB facility fund – revolver was replaced with interest based on the SOFR plus 0.1%. Borrowings outstanding under the MLB facility fund – revolver bore interest at a rate of 6.71% per annum as of June 30, 2024. The MLB facility fund – revolver also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolver.

TeamCo Revolver

In September 2016, a subsidiary of Braves Holdings amended a revolving credit agreement (the “TeamCo Revolver”) that provided for revolving commitments of $85 million. Under the agreement, Braves Holdings can request a revolving credit loan in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Base Rate loan was the greater of (x) the prevailing Prime rate, (y) the prevailing Federal Funds rate plus 0.50%, and (z) LIBOR plus 1.00%, plus a margin of 0.25%. In August 2022, the TeamCo Revolver was amended, increasing the borrowing capacity to $150 million, extending the maturity to August 2029 and replacing the Eurodollar interest rate with SOFR. Borrowings outstanding under the TeamCo Revolver bore interest at a rate of 6.59% and the maximum amount available was $150.0 million as of June 30, 2024. The TeamCo Revolver also has a commitment fee of

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

0.20% per annum on the daily unused amount of the revolving loans. Under the TeamCo Revolver, Braves Holdings must maintain certain financial covenants, including a fixed-charge coverage ratio and total enterprise indebtedness.

Baseball Term Debt

In August 2016, a subsidiary of Braves Holdings entered into a senior secured permanent placement note purchase agreement for $200 million (the “Note Purchase Agreement”). The notes bear interest at 3.77% per annum and are scheduled to mature in September 2041. Braves Holdings makes principal and interest payments of $6.4 million each March 30 and September 30. At June 30, 2024 and December 31, 2023, Braves Holdings had borrowings of $160.8 million and $164.0 million under the Note Purchase Agreement, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial covenants, including debt service coverage ratios.

Mixed-Use Development Credit Facilities

In August 2016, a subsidiary of Braves Holdings entered into a $37.5 million construction loan agreement that matures in November 2024. The proceeds were primarily used to pay the construction costs of an entertainment building adjacent to the Stadium, as well as assist with phase II construction of the Mixed-Use Development. Interest accrues monthly at 4% per annum. Beginning December 15, 2020 and on each month thereafter, Braves Holdings makes principal and interest payments of $179 thousand. At June 30, 2024 and December 31, 2023, Braves Holdings had borrowings outstanding of $34.3 million and $34.6 million, respectively, net of unamortized debt issuance costs.

In December 2022, a subsidiary of Braves Holdings entered into a $112.5 million construction loan agreement that has an initial maturity date of December 2026. The proceeds of the construction loan agreement will be used to pay the construction costs of an office building adjacent to the Stadium. Loans under the construction loan bear interest at SOFR plus 2.00% per annum (subject to a reduction to 1.80% per annum if certain conditions are met). Borrowings outstanding under the construction loan bore interest at a rate of 7.34% as of June 30, 2024. As of June 30, 2024 and December 31, 2023, Braves Holdings had borrowings outstanding of $70.0 million and $34.8 million, respectively, under the construction loan, net of unamortized debt issuance costs.

Under the construction loans, Braves Holdings must maintain certain financial covenants, including a debt yield ratio.

Mixed-Use Development Term Debt

In May 2018, a subsidiary of Braves Holdings refinanced a construction loan with a $95 million term loan agreement (the “Term Loan Agreement”). The Term Loan Agreement bears interest at one-month LIBOR plus 1.35% per annum and is scheduled to mature on May 18, 2025. The full principal amount will be due at maturity. At June 30, 2024 and December 31, 2023, Braves Holdings had borrowings of $95.0 million and $94.9 million, respectively, under the Term Loan Agreement, net of unamortized debt issuance costs. In April 2023, the Term Loan Agreement was amended to change the reference rate on borrowings to daily simple SOFR.

In June 2022, subsidiaries of Braves Holdings refinanced a construction loan agreement that was used to construct an office building within the Mixed-Use Development with a new term loan facility with $125 million in commitments, approximately $22.7 million of which is not available for borrowing as of June 30, 2024, but is expected to be available once certain conditions are met. The term loan agreement bears interest at one-month SOFR plus 2.10% per annum and is scheduled to mature on June 13, 2027. Borrowings outstanding under the term loan bore interest at a rate of 7.44% as of June 30, 2024. Approximately $1.7 million of annual principal payments commence in July 2024. At June 30, 2024 and

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

December 31, 2023, Braves Holdings had borrowings outstanding of $101.7 million and $101.6 million, respectively, under the term loan facility, net of unamortized debt issuance costs.

In May 2023, a subsidiary of Braves Holdings refinanced an $80 million construction loan agreement that was used to construct the retail portion of the Mixed-Use Development with a new term loan with $80 million in commitments, approximately $11.3 million of which is not available for borrowing as of June 30, 2024, but is expected to be available once certain conditions are met. The term loan agreement bears interest at daily simple SOFR plus 2.50% per annum and is scheduled to mature on May 18, 2028. Approximately $1.0 million of annual principal payments commence in June 2026. At June 30, 2024 and December 31, 2023, Braves Holdings had borrowings outstanding of $68.3 million and $68.2 million, respectively, net of unamortized debt issuance costs.

Fair Value of Debt

The Company believes that the carrying amount of its debt with variable rates approximates fair value at June 30, 2024. Other fixed rate debt is considered to be carried at approximate fair value with the exception of the senior secured permanent placement notes, which was estimated to be approximately $135 million as of June 30, 2024, based on current U.S. treasury rates for similar financial instruments.

Interest Rate Swaps (Level 2)

In May 2018, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $95 million, maturing on May 5, 2025. As of June 30, 2024 and December 31, 2023, the fair value of the interest rate swap was an asset of $1.9 million and $2.2 million, respectively.

In August 2019, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million, that matured on March 8, 2023. Effective April 1, 2020, the notional amount began at $25 million and increased over time to $100 million as of August 1, 2020.

In May 2022, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million, maturing on June 1, 2025. Effective March 2023, the notional amount began at $100 million and decreased in June 2024 to $99.8 million. As of June 30, 2024 and December 31, 2023, the fair value of the interest rate swap was an asset of $2.2 million and $2.4 million, respectively.

In June 2023, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $64 million, maturing on May 18, 2028. The interest rate swap became effective in June 2023. As of June 30, 2024 and December 31, 2023, the fair value of the interest rate swap was an asset of $1.0 million and a liability of $372 thousand, respectively.

Interest rate swaps are included within other current and long-term assets as of June 30, 2024 and other assets and other noncurrent liabilities as of December 31, 2023 in the condensed consolidated balance sheets and changes in the fair value of the interest rate swaps are recorded to realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations.

(6)Stock-Based Compensation

The Company recorded stock-based compensation expense of $3.7 million and $3.2 million during the three months ended June 30, 2024 and 2023, respectively, and $7.4 million and $6.3 million during the six months ended

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

June 30, 2024 and 2023, respectively. These amounts are included in selling, general and administrative expense in the condensed consolidated statements of operations.

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

Grants of Awards

The Company did not grant any options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock during the six months ended June 30, 2024.

In connection with the Chief Executive Officer’s employment agreement, during the six months ended June 30, 2024, Liberty granted 35 thousand performance-based RSUs of Atlanta Braves Holdings Series C common stock to its Chief Executive Officer. Such RSUs had a GDFV of $38.58 per share and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the Company’s compensation committee. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. The Company assesses the probability of achieving the performance objectives each reporting period and as satisfaction of the performance objectives is deemed probable, the Company records the associated compensation expense.

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

	Series C
			Weighted		Aggregate
			average		intrinsic
	Atlanta Braves Holdings		remaining		value
	options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2024	3,502	$28.36
Granted	—	$—
Exercised	(201)	$24.15
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2024	3,301	$28.61	3.8	years	$36
Exercisable at June 30, 2024	2,352	$26.86	3.2	years	$30

As of June 30, 2024, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock.

As of June 30, 2024, the total unrecognized compensation cost related to unvested Atlanta Braves Holdings Awards was approximately $16.2 million. Such amount will be recognized in the Company’s condensed consolidated statements of operations over a weighted average period of approximately 2.0 years.

As of June 30, 2024, 3.3 million shares of Atlanta Braves Holdings Series C common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all Atlanta Braves Holdings Series C common stock options exercised during the six months ended June 30, 2024 and 2023 was $2.8 million and $2.3 million, respectively.

RSAs and RSUs

The Company had approximately 512 thousand unvested RSAs and RSUs of Atlanta Braves Holdings common stock held by certain directors, officers and employees of the Company as of June 30, 2024. These Series C unvested RSAs and RSUs of Atlanta Braves Holdings common stock had a weighted average GDFV of $37.25 per share.

The aggregate fair value of all RSAs and RSUs of Atlanta Braves Holdings common stock that vested during the six months ended June 30, 2024 and 2023 was $2.0 million and $0.8 million, respectively.

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

During the six months ended June 30, 2024 and 2023, Braves Holdings incurred $20.7 million and $16.4 million, respectively, in revenue sharing, which is included as an expense within baseball operating costs in the condensed consolidated statements of operations.

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of June 30, 2024, amounts payable annually under such contracts aggregated $271.1 million in 2024, $204.9 million in 2025, $161.7 million in 2026, $111.7 million in 2027, $105.2 million in 2028 and $146.3 million, combined, thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

Subsequent to June 30, 2024, Braves Holdings entered into certain assignment agreements with long-term employment contracts which increased amounts payable by approximately $32.2 million and is anticipated to be paid through 2026 according to the terms of such contracts, excluding any incentive compensation.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In addition, the Debtors filed their Disclosure Statement (as revised) and Joint Plan of Reorganization (as revised) ("Joint Plan of Reorganization”) on April 17, 2024. The Bankruptcy Court has approved the Disclosure Statement and originally scheduled a hearing to consider confirmation of the Joint Plan of Reorganization for June 18, 2024 (“Confirmation Hearing”). Subsequently, the Confirmation Hearing was adjourned to July 29, 2024 and the Bankruptcy Court further adjourned the hearing and no new date has been scheduled. If the Joint Plan of Reorganization is confirmed by the Bankruptcy Court, the Debtors are expected to assume the Braves Broadcast Agreement. If the Braves Broadcast Agreement is assumed by the Debtors, both ANLBC and Sportsouth Network II, LLC will continue to be responsible for their respective obligations under the Braves Broadcast Agreement.

In the event Diamond Sports Group is unsuccessful in its efforts to confirm the Joint Plan of Reorganization or other plan of reorganization, it is possible that the respective bankruptcy cases of the Debtors could be converted to cases under Chapter 7 of the bankruptcy code.  In such event, a trustee will be appointed to liquidate the remaining assets of the Debtors and ANLBC may be required to repay up to $34.2 million, the amount remitted to ANLBC during the 90-day preference period preceding the filing.  In addition, if the broadcasting agreement is rejected in the bankruptcy proceeding, ANLBC will not receive any revenue from Sportsouth Network II, LLC during the remaining contract term and ANLBC would be required to write-down accounts receivable and contract assets of approximately $24.4 million recorded in the condensed consolidated balance sheet as of June 30, 2024.  In addition, a Chapter 7 trustee may reject the Braves Broadcast Agreement which would relieve the Debtors’ bankruptcy estate from its obligations under the agreement.

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

The Company has identified the following as its reportable segments:

●	Baseball – operations relating to Braves baseball and Truist Park and includes ticket sales, concessions, advertising sponsorships, suites and premium seat fees, broadcasting rights, retail and licensing.
●	Mixed-Use Development – includes retail, office, hotel and entertainment operations primarily within The Battery Atlanta.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, differing revenue sources and marketing strategies.

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in thousands
Baseball:
Baseball event	$171,350	162,368	172,518	163,486
Broadcasting	70,950	68,558	73,051	69,449
Retail and licensing	19,624	19,747	25,277	24,122
Other	4,077	4,262	17,125	15,439
Total Baseball	266,001	254,935	287,971	272,496
Mixed-Use Development	16,875	15,188	31,985	28,599
Total revenue	$282,876	270,123	319,956	301,095

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The primary source of the Company’s deferred revenue relates to suite and season ticket arrangements, as well as certain sponsorship arrangements. Deferred revenue is recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met. The Company had long-term deferred revenue of $18.1 million and $16.4 million as of June 30, 2024 and December 31, 2023, respectively, which were included in other noncurrent liabilities in the condensed consolidated balance sheets. During the six months ended June 30, 2024 and 2023, the Company recognized $54.5 million and $49.7 million, respectively, of revenue that was included in deferred revenue at the beginning of the respective year.

Significant portions of the transaction prices for Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $170.7 million for the remainder of 2024, $327.3 million in 2025, $300.5 million in 2026, $497.1 million in 2027 through 2031, and $128.4 million thereafter, primarily recognized through 2041. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in thousands
Baseball	$37,391	37,183	(4,325)	1,348
Mixed-Use Development	11,509	10,166	21,442	19,319
Corporate and Other	(3,150)	(5,479)	(5,121)	(10,184)
Total	$45,750	41,870	11,996	10,483

Other Information

	June 30, 2024			December 31, 2023
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in thousands
Baseball	$937,489	92,295	15,189	882,442	84,326	12,152
Mixed-Use Development	591,576	15,026	42,243	571,586	14,887	56,884
Corporate and other	48,459	—	—	51,256	—	—
Elimination (1)	(3,707)	—	—	(954)	—	—
Total	$1,573,817	107,321	57,432	1,504,330	99,213	69,036
(1)	This amount relates to income taxes payable that partially offsets income taxes receivable in the condensed consolidated balance sheets.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in thousands
Adjusted OIBDA	$45,750	41,870	11,996	10,483
Stock-based compensation	(3,705)	(3,153)	(7,424)	(6,344)
Depreciation and amortization	(17,109)	(19,250)	(31,991)	(33,929)
Operating income (loss)	24,936	19,467	(27,419)	(29,790)
Interest expense	(9,713)	(9,448)	(19,156)	(18,360)
Share of earnings (losses) of affiliates, net	11,622	11,462	13,249	10,659
Realized and unrealized gains (losses) on intergroup interests, net	—	(49,409)	—	(62,786)
Realized and unrealized gains (losses) on financial instruments, net	931	3,840	3,905	3,079
Other, net	2,217	3,316	3,986	4,157
Earnings (loss) before income taxes	$29,993	(20,772)	(25,435)	(93,041)

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

Explanatory Note

During November 2022, the board of directors of Liberty Media Corporation (“Liberty”) authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings (the “Split-Off”). The Split-Off was completed on July 18, 2023 and was intended to be tax-free to holders of Liberty Braves common stock. Atlanta Braves Holdings is comprised of the businesses, assets and liabilities previously attributed to the Liberty Braves Group (“Braves Group”), which, as of June 30, 2024, included Atlanta Braves Holdings’ wholly-owned subsidiary Braves Holdings and corporate cash. Although Atlanta Braves Holdings was reported as a combined company until the date of the Split-Off, all periods reported herein are referred to as consolidated.

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

The Braves have a long term local television broadcasting agreement with Sportsouth Network II, LLC. Diamond Sports Group, the parent company of Sportsouth Network II, LLC, is in financial distress and has filed for Chapter 11 protection. Refer to note 7 in the accompanying notes to the condensed consolidated financial statements and the Liquidity and Capital Resources section below for more information.

The mixed-use development segment includes retail, office, hotel and entertainment operations primarily within The Battery Atlanta (the “Mixed-Use Development”). The Mixed-Use Development derives revenue primarily from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships throughout the year.

Results of Operations –June 30, 2024 and 2023

General. Provided in the tables below is information regarding the historical Condensed Consolidated Operating Results and Other Income and Expense of Atlanta Braves Holdings, as well as information regarding the contribution to those items from our reportable segments. The “corporate and other” category consists of those assets that do not qualify as a separate reportable segment.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	dollar amounts in thousands
Baseball revenue	$266,001	254,935	287,971	272,496
Mixed-Use Development revenue	16,875	15,188	31,985	28,599
Total revenue	282,876	270,123	319,956	301,095
Operating costs and expenses:
Baseball operating costs	(205,070)	(195,458)	(250,277)	(232,229)
Mixed-Use Development costs	(2,410)	(2,273)	(4,663)	(4,204)
Selling, general and administrative, excluding stock-based compensation	(29,646)	(30,522)	(53,020)	(54,179)
Stock-based compensation	(3,705)	(3,153)	(7,424)	(6,344)
Depreciation and amortization	(17,109)	(19,250)	(31,991)	(33,929)
Operating income (loss)	24,936	19,467	(27,419)	(29,790)
Other income (expense):
Interest expense	(9,713)	(9,448)	(19,156)	(18,360)
Share of earnings (losses) of affiliates, net	11,622	11,462	13,249	10,659
Realized and unrealized gains (losses) on intergroup interests, net	—	(49,409)	—	(62,786)
Realized and unrealized gains (losses) on financial instruments, net	931	3,840	3,905	3,079
Other, net	2,217	3,316	3,986	4,157
Earnings (loss) before income taxes	29,993	(20,772)	(25,435)	(93,041)
Income tax benefit (expense)	(884)	(8,141)	3,272	6,152
Net earnings (loss)	$29,109	(28,913)	(22,163)	(86,889)

Adjusted OIBDA	45,750	41,870	11,996	10,483

Regular season home games	40	43	40	43
Average number of attendees per regular season home game	30,837	32,556	30,837	32,556

Baseball revenue. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue. The following table disaggregates baseball revenue by source:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in thousands
Baseball event	$171,350	162,368	172,518	163,486
Broadcasting	70,950	68,558	73,051	69,449
Retail and licensing	19,624	19,747	25,277	24,122
Other	4,077	4,262	17,125	15,439
Total Baseball	$266,001	254,935	287,971	272,496

Baseball event revenue increased $9.0 million during both the three and six months ended June 30, 2024, as compared to the corresponding periods in the prior year, primarily due to new sponsorship agreements and contractual rate increases on season tickets and existing sponsorship contracts, partially offset by fewer regular season home games during 2024 compared to the corresponding periods in 2023. Broadcasting revenue increased $2.4 million and $3.6 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to an increase in the number of regular season games, as well as contractual rate increases. Retail and licensing revenue was relatively flat and increased $1.2 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year. The increase for the six month period was primarily due to higher league-wide revenue, partially offset by a reduction in local revenue due to the decrease in regular season home games during 2024. Other revenue, a component of baseball revenue, was relatively flat and increased $1.7 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year. The increase for the six month period was primarily due to spring training related revenue (ticket sales, concession revenue and other gameday related revenue) driven by increased attendance at spring training home games.

Mixed-Use Development revenue. Mixed-Use Development revenue is derived from the mixed-use facilities and primarily includes rental income and to a lesser extent, parking revenue and sponsorships. For the three and six months ended June 30, 2024, Mixed-Use Development revenue increased $1.7 million and $3.4 million, respectively, as compared to the corresponding periods in the prior year, primarily due to $0.9 million and $1.6 million increases in parking revenue, respectively, and $0.6 million and $1.6 million increases in rental income, respectively. Increases in rental income for the three and six months ended June 30, 2024, were primarily driven by $0.3 million and $0.9 million of increases in tenant recoveries, respectively.

Baseball operating costs. Baseball operating costs primarily include costs associated with baseball and stadium operations. For the three and six months ended June 30, 2024, baseball operating expenses increased $9.6 million and $18.0 million, respectively, as compared to the corresponding periods in the prior year, primarily due to $7.4 million and $9.5 million increases in major league player salaries, respectively, $3.5 million and $4.5 million increases in MLB’s revenue sharing plan, as well as other shared expenses, respectively, and $3.0 million and $4.0 million increases in minor league team and player expenses, respectively, partially offset by $3.7 million and $3.0 million decreases in variable concession and retail operating expenses due to fewer regular season home games during 2024.

Mixed-Use Development costs. Mixed-Use Development costs primarily include costs associated with maintaining and operating the mixed-use facilities. During the three and six months ended June 30, 2024, Mixed-Use Development costs increased $0.1 million and $0.5 million, respectively, as compared to the corresponding periods in the prior year, due to general repair expenses and other various operating increases.

Selling, general and administrative, excluding stock-based compensation. Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense decreased $0.9 million and $1.2 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to reduced transaction costs related to the Split-Off, partly offset by increased personnel, insurance, information technology and professional fees.

Stock-based compensation. Stock-based compensation increased $0.6 million and $1.1 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, due to increases in the grant value of new awards.

Depreciation and amortization. Depreciation and amortization decreased $2.1 million and $1.9 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to various assets becoming fully depreciated.

Operating income (loss). Operating income (loss) improved $5.5 million and $2.4 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, due to the above explanations.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in thousands
Operating income (loss)	$24,936	19,467	(27,419)	(29,790)
Stock-based compensation	3,705	3,153	7,424	6,344
Depreciation and amortization	17,109	19,250	31,991	33,929
Adjusted OIBDA	$45,750	41,870	11,996	10,483

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in thousands
Baseball	$37,391	37,183	(4,325)	1,348
Mixed-Use Development	11,509	10,166	21,442	19,319
Corporate and Other	(3,150)	(5,479)	(5,121)	(10,184)
Total	$45,750	41,870	11,996	10,483

Consolidated Adjusted OIBDA increased $3.9 million and $1.5 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year.

Baseball Adjusted OIBDA was relatively flat and decreased $5.7 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to the fluctuations in baseball revenue and operating costs, as described above.

Mixed-Use Development Adjusted OIBDA increased $1.3 million and $2.1 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to the fluctuations in Mixed-Use Development revenue and costs, as described above.

Corporate and Other Adjusted OIBDA loss decreased $2.3 million and $5.1 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to decreased costs related to the Split-Off.

Interest Expense. Interest expense increased $0.3 million and $0.8 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to increased interest rates on the Company’s variable rate debt.

Share of earnings (losses) of affiliates. The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in thousands
MLB Advanced Media, L.P.	$9,478	10,577	8,691	9,334
Baseball Endowment, L.P.	1,456	514	3,169	711
Other	688	371	1,389	614
Total	$11,622	11,462	13,249	10,659

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

Other, net. Other, net income decreased $1.1 million and $0.2 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, due primarily to decreased gains on dispositions, partly offset by increases in dividend and interest income.

Income taxes. The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

In 2024, our effective tax rate will be affected by state income taxes and the adverse effect of certain non-deductible expenses for which we may not realize a tax benefit.

In 2023, our effective tax rate was significantly affected by the unfavorable impact of intergroup interest losses that were not deductible for tax purposes and the effect of state income taxes.

Net earnings (loss). The Company had net earnings of $29.1 million and net losses of $28.9 million during the three months ended June 30, 2024 and 2023, respectively, and net losses of $22.2 million and $86.9 million during the six months ended June 30, 2024 and 2023, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $121.2 million of cash and cash equivalents. Substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

Braves Holdings is in compliance with all financial debt covenants as of June 30, 2024.

During the six months ended June 30, 2024, the Company’s primary uses of cash were capital expenditures and debt service, funded primarily by cash from operations and new borrowings on construction loans.

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

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs, including the Braves Club Trust (the “Club Trust”). The maximum amount available to the Club Trust under the LWCF was $125.0 million as of June 30, 2024, which remains undrawn. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

MLB Facility Fund Revolver

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction. In May 2021, Braves Facility Fund LLC established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund — revolver”). The commitment termination date, which is the repayment date for all amounts borrowed under the MLB facility fund — revolver, is July 10, 2026. The maximum amount available to Braves Facility Fund LLC under the MLB facility fund — revolver was $40.3 million and was fully drawn as of June 30, 2024.

TeamCo Revolver

A subsidiary of Braves Holdings is party to a Revolving Credit Agreement (the “TeamCo Revolver”), which provides revolving commitments of $150 million and matures in August 2029. The availability under the TeamCo Revolver as of June 30, 2024 was $150.0 million, which remains undrawn.

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

As of June 30, 2024, we had $118.0 million aggregate principal amount of floating rate debt with a weighted average interest rate of 7.1% and $485.2 million aggregate principal amount of fixed rate debt with a weighted average interest rate of 4.4%.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to note 7 in the accompanying notes to the condensed consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the three months ended June 30, 2024.

During the three months ended June 30, 2024, no shares of Atlanta Braves Holdings Series A common stock, Atlanta Braves Holdings Series B common stock or Atlanta Braves Holdings Series C common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

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

ATLANTA BRAVES HOLDINGS, INC.

Date:	August 8, 2024	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei
Chairman of the Board, President and Chief Executive Officer

Date:	August 8, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-2