Form 10-Q
period 2024-09-30
Atlanta Braves Holdings, Inc.
filed 2024-11-07
CIK 1958140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-41746

ATLANTA BRAVES HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	92-1284827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

755 Battery Avenue SE Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (404) 614-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Series A common stock	BATRA	The Nasdaq Stock Market LLC
Series C common stock	BATRK	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Atlanta Braves Holdings, Inc. common stock as of October 31, 2024 was:

	Series A	Series B	Series C
Atlanta Braves Holdings, Inc. common stock	10,318,162	977,776	50,842,646

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2024	2023

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$100,852	125,148
Restricted cash	15,168	12,569
Accounts receivable and contract assets, net of allowance for credit losses of $468 and $332, respectively	88,053	62,922
Other current assets	20,065	17,380
Total current assets	224,138	218,019

Property and equipment, at cost (note 3)	1,159,685	1,091,943
Accumulated depreciation	(358,549)	(325,196)
	801,136	766,747

Investments in affiliates, accounted for using the equity method (note 4)	113,929	99,213
Intangible assets not subject to amortization:
Goodwill	175,764	175,764
Franchise rights	123,703	123,703
	299,467	299,467

Other assets, net	118,577	120,884
Total assets	$1,557,247	1,504,330

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	September 30,	December 31,
	2024	2023

	amounts in thousands,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$92,525	73,096
Deferred revenue and refundable tickets	82,414	111,985
Current portion of debt (note 5)	137,626	42,153
Other current liabilities	9,093	6,439
Total current liabilities	321,658	233,673

Long-term debt (note 5)	502,473	527,116
Finance lease liabilities	103,520	103,586
Deferred income tax liabilities	40,489	50,415
Pension liability	11,007	15,222
Other noncurrent liabilities	35,633	33,676
Total liabilities	1,014,780	963,688
Equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; zero shares issued at September 30, 2024 and December 31, 2023	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,318,162 and 10,318,197 at September 30, 2024 and December 31, 2023, respectively	103	103
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 977,776 and 977,776 at September 30, 2024 and December 31, 2023, respectively	10	10
Series C common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 50,842,646 and 50,577,776 at September 30, 2024 and December 31, 2023, respectively	508	506
Additional paid-in capital	1,103,820	1,089,625
Accumulated other comprehensive earnings (loss), net of taxes	(7,500)	(7,271)
Retained earnings (deficit)	(566,519)	(554,376)
Total stockholders' equity	530,422	528,597
Noncontrolling interests in equity of subsidiaries	12,045	12,045
Total equity	542,467	540,642
Commitments and contingencies (note 7)
Total liabilities and equity	$1,557,247	1,504,330

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in thousands,
	except per share amounts
Revenue:
Baseball revenue	$273,262	256,266	561,233	528,762
Mixed-Use Development revenue	17,412	15,558	49,397	44,157
Total revenue	290,674	271,824	610,630	572,919
Operating costs and expenses:
Baseball operating costs	225,973	198,195	476,250	430,424
Mixed-Use Development costs	2,499	2,247	7,162	6,451
Selling, general and administrative, including stock-based compensation	37,122	34,380	97,566	94,903
Depreciation and amortization	18,678	21,286	50,669	55,215
	284,272	256,108	631,647	586,993
Operating income (loss)	6,402	15,716	(21,017)	(14,074)
Other income (expense):
Interest expense	(9,561)	(9,657)	(28,717)	(28,017)
Share of earnings (losses) of affiliates, net (note 4)	13,702	12,725	26,951	23,384
Realized and unrealized gains (losses) on intergroup interests, net	—	(20,392)	—	(83,178)
Realized and unrealized gains (losses) on financial instruments, net	(2,476)	2,593	1,429	5,672
Other, net	1,838	1,224	5,824	5,381
Earnings (loss) before income taxes	9,905	2,209	(15,530)	(90,832)
Income tax benefit (expense)	115	(8,256)	3,387	(2,104)
Net earnings (loss)	$10,020	(6,047)	(12,143)	(92,936)
Basic net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$0.16	(0.10)	(0.20)	(1.51)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$0.16	(0.10)	(0.20)	(1.51)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in thousands
Net earnings (loss)	$10,020	(6,047)	(12,143)	(92,936)
Other comprehensive earnings (loss), net of tax:
Unrealized holdings gains (loss) arising during the period	(71)	(137)	(212)	(327)
Share of other comprehensive earnings (loss) of affiliates	—	683	(17)	575
Other comprehensive earnings (loss), net of tax	(71)	546	(229)	248
Comprehensive earnings (loss)	$9,949	(5,501)	(12,372)	(92,688)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2024	2023

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(12,143)	(92,936)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50,669	55,215
Stock-based compensation	13,789	9,653
Share of (earnings) losses of affiliates, net	(26,951)	(23,384)
Realized and unrealized (gains) losses on intergroup interests, net	—	83,178
Realized and unrealized (gains) losses on financial instruments, net	(1,429)	(5,672)
Deferred income tax expense (benefit)	(10,902)	(6,086)
Cash receipts from returns on equity method investments	12,552	12,350
Net cash received (paid) for interest rate swaps	4,564	3,604
Other charges (credits), net	398	(1,266)
Net change in operating assets and liabilities:
Current and other assets	(42,539)	(67,475)
Payables and other liabilities	(280)	11,513
Net cash provided by (used in) operating activities	(12,272)	(21,306)
Cash flows from investing activities:
Capital expended for property and equipment	(73,922)	(45,313)
Other investing activities, net	(293)	(15)
Net cash provided by (used in) investing activities	(74,215)	(45,328)
Cash flows from financing activities:
Borrowings of debt	106,343	52,248
Repayments of debt	(39,284)	(38,997)
Contribution from noncontrolling interest	—	12,045
Other financing activities, net	(2,269)	(4,946)
Net cash provided by (used in) financing activities	64,790	20,350
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,697)	(46,284)
Cash, cash equivalents and restricted cash at beginning of period	137,717	172,813
Cash, cash equivalents and restricted cash at end of period	$116,020	126,529

Supplemental disclosure to the condensed consolidated statements of cash flows:
Property and equipment expenditures incurred but not yet paid	$14,639	20,540

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2024	2023

	amounts in thousands
Cash and cash equivalents	$100,852	125,148
Restricted cash	15,168	12,569
Total cash, cash equivalents and restricted cash at end of period	$116,020	137,717

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2024	$—	103	10	506	1,089,625	(7,271)	(554,376)	12,045	540,642
Net earnings (loss)	—	—	—	—	—	—	(12,143)	—	(12,143)
Other comprehensive earnings (loss)	—	—	—	—	—	(229)	—	—	(229)
Stock-based compensation	—	—	—	—	13,789	—	—	—	13,789
Other	—	—	—	2	406	—	—	—	408
Balance at September 30, 2024	$—	103	10	508	1,103,820	(7,500)	(566,519)	12,045	542,467

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at June 30, 2024	$—	103	10	507	1,096,021	(7,429)	(576,539)	12,045	524,718
Net earnings (loss)	—	—	—	—	—	—	10,020	—	10,020
Other comprehensive earnings (loss)	—	—	—	—	—	(71)	—	—	(71)
Stock-based compensation	—	—	—	—	6,365	—	—	—	6,365
Other	—	—	—	1	1,434	—	—	—	1,435
Balance at September 30, 2024	$—	103	10	508	1,103,820	(7,500)	(566,519)	12,045	542,467

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)Basis of Presentation

During November 2022, the board of directors of Liberty Media Corporation (“Liberty” or “Former parent”) authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings, Inc. (the “Split-Off”). The Split-Off was completed on July 18, 2023 and was intended to be tax-free to holders of Liberty Braves common stock. In September 2024, the Internal Revenue Service completed its review of the Split-Off and notified Liberty that it agreed with the non-taxable characterization of the transaction. Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings”) is comprised of the businesses, assets and liabilities previously attributed to the Liberty Braves Group (“Braves Group”), which, as of September 30, 2024, included Atlanta Braves Holdings’ wholly-owned subsidiary Braves Holdings, LLC (“Braves Holdings”) and corporate cash.

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

Split-Off of Atlanta Braves Holdings from Liberty

Prior to the Split-Off, a portion of Liberty’s general and administrative expenses, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support was allocated to the Braves Group each reporting period based on an estimate of time spent. The Braves Group paid $4.5 million during 2023 prior to the Split-Off for such expenses.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In connection with the Split-Off, Liberty and Atlanta Braves Holdings entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements included a reorganization agreement, a services agreement, aircraft time sharing agreements, a facilities sharing agreement, a tax sharing agreement and a registration rights agreement. The facilities sharing agreement and aircraft time sharing agreements were terminated as part of the Corporate Governance Transition (as defined below).

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Atlanta Braves Holdings and Liberty with respect to and resulting from the Split-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Atlanta Braves Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Atlanta Braves Holdings will reimburse Liberty for direct, out-of-pocket expenses and will pay a services fee to Liberty under the services agreement that is subject to adjustment quarterly, as necessary. Additionally, pursuant to the services agreement with Liberty and prior to the Corporate Governance Transition (as defined below), components of Liberty Chief Executive Officer’s compensation were either paid directly to him or reimbursed to Liberty, in each case, based on allocations set forth in the services agreement. The allocation percentage was 7% for Atlanta Braves Holdings during the period from July 18, 2023 to December 31, 2023 and was 8% during the period from January 1, 2024 to August 31, 2024, when the Corporate Governance Transition (as defined below) occurred.

Pursuant to the registration rights agreement with Liberty, Atlanta Braves Holdings registered the shares of Atlanta Braves Holdings’ Series C common stock that were issued to Liberty in settlement and extinguishment of the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group and then exchanged by Liberty with a third party in satisfaction of certain debt obligations.

Under these various agreements, amounts reimbursable to Liberty aggregated $1.6 million and $4.1 million for the three and nine months ended September 30, 2024, respectively and $0.8 million for the three months ended September 30, 2023 after the Split-Off.

Related Party Transactions and Change in Corporate Governance

On August 21, 2024, Terence F. McGuirk (“McGuirk”), Chairman and CEO of Braves Holdings, LLC, entered into certain shareholder arrangements with Dr. John Malone (“Malone”), pursuant to which Malone has granted McGuirk a proxy (the “Malone Voting Agreement”) to vote 887,079 shares of the Company’s Series B Common Stock owned by Malone, representing 44% of the Company’s outstanding voting power, on director elections, the approval or authorization of executive compensation and other routine matters.  Malone has also granted McGuirk a right of first refusal with respect to future transfers of the Company shares beneficially owned by Malone as well as certain appreciation rights with respect to the value of Malone’s shares of Series B Common Stock.

The execution of the Malone Voting Agreement constituted a “Change in Control” of the Company as defined in Gregory B. Maffei’s Executive Employment Agreement, dated effective as of December 13, 2019, by and between Mr. Maffei and Liberty. As a result, on August 21, 2024, Mr. Maffei notified the Company of his resignation as President, Chief Executive Officer, Chairman of the Board and a director of the Company effective August 31, 2024. Mr. Maffei’s separation from employment with the Company was for “Good Reason” within the meaning of his Executive Employment Agreement. Additionally, Atlanta Braves Holdings and Liberty have begun transitioning various general and administrative services currently provided by Liberty to the management of Atlanta Braves Holdings, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. As part of that transition, the

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

then-current officers of the Company (with limited exceptions) stepped down from their officer positions, effective August 31, 2024, and members of the Braves operating team assumed these roles effective September 1, 2024 (the “Corporate Governance Transition”).

Seasonality

Braves Holdings revenue is seasonal, with the majority of revenue recognized during the second and third quarters which aligns with the baseball season.

(2)Earnings Attributable to Atlanta Braves Holdings Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Atlanta Braves Holdings shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. There were no potential common shares excluded from diluted EPS for the three and nine months ended September 30, 2024 that would have been antidilutive. Excluded from diluted EPS for both the three and nine months ended September 30, 2023 are 3 thousand potential common shares because their inclusion would have been antidilutive.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(numbers of shares in thousands)
Basic WASO	62,021	61,720	61,950	61,720
Potentially dilutive shares (1)	1,018	868	895	868
Diluted WASO	63,039	62,588	62,845	62,588

(1) Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) Property and Equipment

Property and equipment consisted of the following:

		September 30, 2024			December 31, 2023
			Owned			Owned
	Estimated		assets			assets
	Useful	Owned	available to		Owned	available to
	Life	assets	be leased	Total	assets	be leased	Total

	in years	amounts in thousands
Land	NA	$18,583	22,891	41,474	18,583	22,891	41,474
Buildings and improvements	15-39	281,484	356,758	638,242	281,450	355,300	636,750
Leasehold improvements	15-39	85,133	68,291	153,424	76,169	64,657	140,826
Furniture and equipment	5-7	192,695	10,217	202,912	179,828	8,518	188,346
Construction in progress	NA	772	122,861	123,633	4,911	79,636	84,547
Property and equipment, at cost		$578,667	581,018	1,159,685	560,941	531,002	1,091,943

Depreciation expense was $10.0 million and $13.7 million for the three months ended September 30, 2024 and 2023, respectively, and $33.6 million and $40.5 million for the nine months ended September 30, 2024 and 2023, respectively.

(4)Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	September 30, 2024		December 31, 2023
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
MLBAM	3.3%	$60,855	49,338
BELP	3.3%	39,352	34,988
Other	50.0%	13,722	14,887
Total		$113,929	99,213

The following table presents the Company’s share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in thousands
MLBAM	$10,592	9,797	19,283	19,131
BELP	1,195	739	4,364	1,450
Other	1,915	2,189	3,304	2,803
Total	$13,702	12,725	26,951	23,384

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

At the time of the acquisition of ANLBC by a predecessor of Liberty in 2007, the fair value of the MLBAM investment exceeded ANLBC’s proportionate share of MLBAM’s net assets, resulting in excess basis in the investment in MLBAM. The excess basis as of September 30, 2024 and December 31, 2023 was indefinite lived and aggregated approximately $10.3 million.

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

(5)Debt

Debt is summarized as follows:

	September 30,	December 31,
	2024	2023

	amounts in thousands
Baseball
League wide credit facility	$—	—
MLB facility fund – term	30,000	30,000
MLB facility fund – revolver	39,675	41,400
TeamCo revolver	30,000	—
Term debt	158,806	165,370
Mixed-Use Development
Credit facilities	118,986	70,107
Term debt	265,655	266,070
Deferred financing costs	(3,023)	(3,678)
Total debt	640,099	569,269
Debt classified as current	(137,626)	(42,153)
Total long-term debt	$502,473	527,116

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Braves Holdings also established a special purpose Delaware statutory trust, the Braves Club Trust (the “Club Trust”), and transferred, among other things, to the Club Trust its rights to receive distributions of revenue from the National Broadcasting Contracts, which secure borrowings under the LWCF. Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs. Major League Baseball Trust has granted Wells Fargo Bank, National Association, the collateral agent in respect of the LWCF, a first priority lien to secure the borrowings under the LWCF. The maximum amount available to the Club Trust under the LWCF was $125.0 million as of September 30, 2024. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

Under the LWCF, the Club Trust can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by the Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 1.20% to 1.325%, based on the credit rating of Major League Baseball Trust. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime, and (z) LIBOR plus 1.00%, plus a margin of 0.200% to 0.325%, based on the credit rating of Major League Baseball Trust. Beginning in May 2022, interest based on LIBOR under the LWCF was replaced with interest based on the Secured Overnight Financing Rate (“SOFR”) plus 0.1%. Borrowings outstanding under the LWCF bore interest at a rate of 6.15% per annum as of September 30, 2024. The LWCF also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolving credit facility.

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

Revolver

In May 2021, Braves Facility Fund established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The maximum amount available to Braves Facility Fund under

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the MLB facility fund – revolver was $39.7 million as of September 30, 2024. The commitment termination date, which is the repayment date for all amounts borrowed under the revolving credit facility of the MLBFF, is July 10, 2026.

Under a credit agreement, Braves Facility Fund can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month LIBOR plus a margin of 1.275% to 1.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime rate, and (z) LIBOR plus 1.00%, plus a margin of 0.275% to 0.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. Beginning in May 2022, interest based on LIBOR under the MLB facility fund – revolver was replaced with interest based on the SOFR plus 0.1%. Borrowings outstanding under the MLB facility fund – revolver bore interest at a rate of 6.22% per annum as of September 30, 2024. The MLB facility fund – revolver also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolver.

TeamCo Revolver

In September 2016, a subsidiary of Braves Holdings amended a revolving credit agreement (the “TeamCo Revolver”) that provided for revolving commitments of $85 million. Under the agreement, Braves Holdings can request a revolving credit loan in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Base Rate loan was the greater of (x) the prevailing Prime rate, (y) the prevailing Federal Funds rate plus 0.50%, and (z) LIBOR plus 1.00%, plus a margin of 0.25%. In August 2022, the TeamCo Revolver was amended, increasing the borrowing capacity to $150 million, extending the maturity to August 2029 and replacing the LIBOR interest rate with SOFR. Borrowings outstanding under the TeamCo Revolver bore interest at a rate of 6.10% and had availability of $120.0 million as of September 30, 2024. The TeamCo Revolver also has a commitment fee of 0.20% per annum on the daily unused amount of the revolving loans. Under the TeamCo Revolver, Braves Holdings must maintain certain financial covenants, including a fixed-charge coverage ratio and total enterprise indebtedness.

Baseball Term Debt

In August 2016, a subsidiary of Braves Holdings entered into a senior secured permanent placement note purchase agreement for $200 million (the “Note Purchase Agreement”). The notes bear interest at 3.77% per annum and are scheduled to mature in September 2041. Braves Holdings makes principal and interest payments of $6.4 million each March 30 and September 30. At September 30, 2024 and December 31, 2023, Braves Holdings had borrowings of $157.5 million and $164.0 million under the Note Purchase Agreement, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial covenants, including debt service coverage ratios.

Mixed-Use Development Credit Facilities

In August 2016, a subsidiary of Braves Holdings entered into a $37.5 million construction loan agreement that matures in November 2024. The proceeds were primarily used to pay the construction costs of an entertainment building adjacent to the Stadium, as well as assist with phase II construction of the Mixed-Use Development. Interest accrues monthly at 4% per annum. Beginning December 15, 2020 and on each month thereafter, Braves Holdings makes principal and interest payments of $179 thousand. At September 30, 2024 and December 31, 2023, Braves Holdings had borrowings outstanding of $34.1 million and $34.6 million, respectively, net of unamortized debt issuance costs.

In December 2022, a subsidiary of Braves Holdings entered into a $112.5 million construction loan agreement that has an initial maturity date of December 2026. The proceeds of the construction loan agreement will be used to pay

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the construction costs of an office building adjacent to the Stadium. Loans under the construction loan bear interest at SOFR plus 2.00% per annum (subject to a reduction to 1.80% per annum if certain conditions are met). Borrowings outstanding under the construction loan bore interest at a rate of 6.85% as of September 30, 2024. As of September 30, 2024 and December 31, 2023, Braves Holdings had borrowings outstanding of $84.4 million and $34.8 million, respectively, under the construction loan, net of unamortized debt issuance costs.

Under the construction loans, Braves Holdings must maintain certain financial covenants, including a debt yield ratio.

Mixed-Use Development Term Debt

In May 2018, a subsidiary of Braves Holdings refinanced a construction loan with a $95 million term loan agreement (the “Term Loan Agreement”). The Term Loan Agreement bore interest at one-month LIBOR plus 1.35% per annum and is scheduled to mature on May 18, 2025. The full principal amount will be due at maturity. At September 30, 2024 and December 31, 2023, Braves Holdings had borrowings of $95.0 million and $94.9 million, respectively, under the Term Loan Agreement, net of unamortized debt issuance costs. In April 2023, the Term Loan Agreement was amended to change the reference rate on borrowings to daily simple SOFR.

In June 2022, subsidiaries of Braves Holdings refinanced a construction loan agreement that was used to construct an office building within the Mixed-Use Development with a new term loan facility with $125 million in commitments, approximately $22.7 million of which is not available for borrowing as of September 30, 2024, but is expected to be available once certain conditions are met. The term loan agreement bears interest at one-month SOFR plus 2.10% per annum and is scheduled to mature on June 13, 2027. Borrowings outstanding under the term loan bore interest at a rate of 6.95% as of September 30, 2024. Approximately $1.7 million of annual principal payments commenced in July 2024. At September 30, 2024 and December 31, 2023, Braves Holdings had borrowings outstanding of $101.3 million and $101.6 million, respectively, under the term loan facility, net of unamortized debt issuance costs.

In May 2023, a subsidiary of Braves Holdings refinanced an $80 million construction loan agreement that was used to construct the retail portion of the Mixed-Use Development with a new term loan with $80 million in commitments, approximately $11.3 million of which is not available for borrowing as of September 30, 2024, but is expected to be available once certain conditions are met. The term loan agreement bears interest at daily simple SOFR plus 2.50% per annum and is scheduled to mature on May 18, 2028. Approximately $1.0 million of annual principal payments commence in June 2026. At September 30, 2024 and December 31, 2023, Braves Holdings had borrowings outstanding of $68.3 million and $68.2 million, respectively, net of unamortized debt issuance costs.

Fair Value of Debt

The Company believes that the carrying amount of its debt with variable rates approximates fair value at September 30, 2024. Other fixed rate debt is considered to be carried at approximate fair value with the exception of the senior secured permanent placement notes, which was estimated to be approximately $138 million as of September 30, 2024, based on current U.S. treasury rates for similar financial instruments.

Interest Rate Swaps (Level 2)

In May 2018, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $95 million, maturing on May 5, 2025. As of September 30, 2024 and December 31, 2023, the fair value of the interest rate swap was an asset of $1.0 million and $2.2 million, respectively.

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

In May 2022, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million, maturing on June 1, 2025. Effective March 2023, the notional amount began at $100 million and decreased in June 2024 to $99.8 million. As of September 30, 2024 and December 31, 2023, the fair value of the interest rate swap was an asset of $1.0 million and $2.4 million, respectively.

In June 2023, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $64 million, maturing on May 18, 2028. The interest rate swap became effective in June 2023. As of September 30, 2024 and December 31, 2023, the fair value of the interest rate swap was a liability of $906 thousand and $372 thousand, respectively.

Interest rate swaps are included within other current assets and other noncurrent liabilities as of September 30, 2024 and other assets and other noncurrent liabilities as of December 31, 2023 in the condensed consolidated balance sheets and changes in the fair value of the interest rate swaps are recorded to realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations.

(6)Stock-Based Compensation

The Company recorded stock-based compensation expense of $6.4 million and $3.3 million during the three months ended September 30, 2024 and 2023, respectively, and $13.8 million and $9.7 million during the nine months ended September 30, 2024 and 2023, respectively. These amounts are included in selling, general and administrative expense in the condensed consolidated statements of operations.

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

Awards generally vest over 1-5 years and have a term of 7-10 years. The Company issues new shares upon exercise or settlement, as applicable, of Awards. The Company measures the cost of employee services received in exchange for an equity classified Award (such as RSAs, RSUs and stock options) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Grants of Awards

The Company did not grant any options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock during the nine months ended September 30, 2024.

In connection with the Liberty Chief Executive Officer’s employment agreement, Liberty granted 35 thousand performance-based RSUs of Atlanta Braves Holdings Series C common stock to the Liberty Chief Executive Officer in March 2024. Such RSUs had a GDFV of $38.58 per share. In August 2024, and in connection with the Corporate Governance Transition, such RSUs were vested in full as to the target number of shares underlying such RSUs.

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

	Series C
			Weighted		Aggregate
			average		intrinsic
	Atlanta Braves Holdings		remaining		value
	options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2024	3,502	$28.36
Granted	—	$—
Exercised	(322)	$26.34
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2024	3,180	$28.56	3.6	years	$36
Exercisable at September 30, 2024	2,697	$26.97	3.1	years	$35

As of September 30, 2024, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock.

As of September 30, 2024, the total unrecognized compensation cost related to unvested Atlanta Braves Holdings Awards was approximately $11.1 million. Such amount will be recognized in the Company’s condensed consolidated statements of operations over a weighted average period of approximately 2.2 years.

As of September 30, 2024, 3.2 million shares of Atlanta Braves Holdings Series C common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all Atlanta Braves Holdings Series C common stock options exercised during the nine months ended September 30, 2024 and 2023 was $4.3 million and $2.3 million, respectively.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

RSAs and RSUs

The Company had approximately 415 thousand unvested RSUs of Atlanta Braves Holdings common stock held by certain directors, officers and employees of the Company as of September 30, 2024. These Series C unvested RSUs of Atlanta Braves Holdings common stock had a weighted average GDFV of $37.15 per share.

The aggregate fair value of all RSAs and RSUs of Atlanta Braves Holdings common stock that vested during the nine months ended September 30, 2024 and 2023 was $6.2 million and $0.8 million, respectively.

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

During the nine months ended September 30, 2024 and 2023, Braves Holdings incurred $43.6 million and $31.8 million, respectively, in revenue sharing, which is included as an expense within baseball operating costs in the condensed consolidated statements of operations.

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of September 30, 2024, amounts payable annually under such contracts aggregated $277.1 million in 2024, $218.9 million in 2025, $174.8 million in 2026, $111.7 million in 2027, $105.2 million in 2028 and $146.3 million, combined, thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

Subsequent to September 30, 2024, Braves Holdings entered into certain assignment agreements with long-term employment contracts which increased amounts payable by approximately $9.3 million and is anticipated to be paid through 2027 according to the terms of such contracts, excluding any incentive compensation.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The Debtors filed their Disclosure Statement (“Disclosure Statement”) and Joint Plan of Reorganization (“Joint Plan of Reorganization”) on April 17, 2024. The Bankruptcy Court approved the Disclosure Statement and originally scheduled a hearing to consider confirmation of the Joint Plan of Reorganization for June 18, 2024 (“Confirmation Hearing”). The Confirmation Hearing was originally adjourned to July 29-30, 2024, but on July 24, 2024, the Confirmation Hearing was further adjourned indefinitely.  On September 3, 2024, the Debtors announced their intention to further amend the Disclosure Statement and Joint Plan of Reorganization in hopes of setting the Confirmation Hearing for some time in November.  On October 2, 2024, the Debtors filed their First Amended Joint Chapter 11 Plan of Reorganization (“Amended Plan”) as well as their Disclosure Statement Supplement for the Debtors’ First Amended Joint Chapter 11 Plan of Reorganization (“Disclosure Statement Supplement”).  The Debtors filed a further revised version of the Amended Plan (“Revised Amended Plan”) on October 9, 2024. On October 9, 2024, the Court approved the Disclosure Statement Supplement and scheduled the Confirmation Hearing to consider the Revised Amended Plan for November 14-15, 2024. Such dates are subject to further change.

The Debtors have indicated that their preference and intention is to proceed with a reorganization, but the Revised Amended Plan includes a feature that would allow the Debtors to pivot from a reorganization to a liquidation.  The treatment of the Braves Broadcast Agreement is likely to be very different if the Debtors elect to pivot to a liquidation scenario under the Revised Amended Plan.  If the Debtors proceed with a reorganization, the Debtors have indicated they intend to seek assumption of the obligations under the Braves Broadcast Agreement.  If the Revised Amended Plan is confirmed and the Bankruptcy Court allows the Debtors to assume the Braves Broadcast Agreement, both ANLBC and Sportsouth Network II, LLC will continue to be responsible for their respective obligations under the Braves Broadcast Agreement.  Alternatively, in the event the Debtors pivot to a liquidation, the Revised Amended Plan provides that the Debtors will seek to reject the Braves Broadcast Agreement thereby relieving the Debtors of any further performance obligations.  The Revised Amended Plan currently provides that the Debtors have until December 16, 2024 to elect to pivot to a liquidation. Such date is subject to further change, including pursuant to a further amendment to the Revised Amended Plan or a court order.

In the event Diamond Sports Group is unsuccessful in its efforts to confirm the Revised Amended Plan or other plan of reorganization, it is possible that the respective bankruptcy cases of the Debtors could be converted to cases under Chapter 7 of the bankruptcy code.  In such event, a trustee will be appointed to liquidate the remaining assets of the Debtors and ANLBC may be required to repay up to $34.2 million, the amount remitted to ANLBC during the 90-day preference

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

period preceding the filing.  In addition, if the broadcasting agreement is rejected in the bankruptcy proceeding, ANLBC will not receive any revenue from Sportsouth Network II, LLC during the remaining contract term and ANLBC would be required to write-down accounts receivable and contract assets of approximately $35.6 million recorded in the condensed consolidated balance sheet as of September 30, 2024.  In addition, a Chapter 7 trustee may reject the Braves Broadcast Agreement which would relieve the Debtors’ bankruptcy estate from its obligations under the agreement.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in thousands
Baseball:
Baseball event	$172,800	160,794	345,318	324,280
Broadcasting	70,992	69,337	144,043	138,786
Retail and licensing	16,512	20,904	41,789	45,026
Other	12,958	5,231	30,083	20,670
Total Baseball	273,262	256,266	561,233	528,762
Mixed-Use Development	17,412	15,558	49,397	44,157
Total revenue	$290,674	271,824	610,630	572,919

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The primary source of the Company’s deferred revenue relates to suite and season ticket arrangements, as well as certain sponsorship arrangements. Deferred revenue is recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met. The Company had long-term deferred revenue of $17.9 million and $16.4 million as of September 30, 2024 and December 31, 2023, respectively, which were included in other noncurrent liabilities in the condensed consolidated balance sheets. During the nine months ended September 30, 2024 and 2023, the Company recognized $99.5 million and $88.2 million, respectively, of revenue that was included in deferred revenue at the beginning of the respective year.

Significant portions of the transaction prices for Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $25.8 million for the remainder of 2024, $340.9 million in 2025, $311.9 million in 2026, $521.9 million in 2027 through 2031, and $134.1 million thereafter, primarily recognized through 2041. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in thousands
Baseball	$24,397	36,884	20,072	38,232
Mixed-Use Development	12,173	10,661	33,615	29,980
Corporate and Other	(5,125)	(7,234)	(10,246)	(17,418)
Total	$31,445	40,311	43,441	50,794

Other Information

	September 30, 2024			December 31, 2023
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in thousands
Baseball	$908,484	100,207	17,266	882,442	84,326	12,152
Mixed-Use Development	604,774	13,722	56,656	571,586	14,887	56,884
Corporate and other	46,099	—	—	51,256	—	—
Elimination (1)	(2,110)	—	—	(954)	—	—
Total	$1,557,247	113,929	73,922	1,504,330	99,213	69,036
(1)	This amount relates to income taxes payable that partially offsets income taxes receivable in the condensed consolidated balance sheets.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in thousands
Adjusted OIBDA	$31,445	40,311	43,441	50,794
Stock-based compensation	(6,365)	(3,309)	(13,789)	(9,653)
Depreciation and amortization	(18,678)	(21,286)	(50,669)	(55,215)
Operating income (loss)	6,402	15,716	(21,017)	(14,074)
Interest expense	(9,561)	(9,657)	(28,717)	(28,017)
Share of earnings (losses) of affiliates, net	13,702	12,725	26,951	23,384
Realized and unrealized gains (losses) on intergroup interests, net	—	(20,392)	—	(83,178)
Realized and unrealized gains (losses) on financial instruments, net	(2,476)	2,593	1,429	5,672
Other, net	1,838	1,224	5,824	5,381
Earnings (loss) before income taxes	$9,905	2,209	(15,530)	(90,832)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the status of our broadcasting agreement and potential outcome of the Diamond Sports Group bankruptcy; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "strategy," "continue," "seek," "may," "could" and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements may contain such words. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	Atlanta Braves Holdings, Inc.’s (“Atlanta Braves Holdings,” “the Company,” “us,” “we,” or “our”) historical financial information is not necessarily representative of its future financial position, future results of operations or future cash flows;
●	the Company’s ability to recognize anticipated benefits from the Split-Off (defined below);
●	the incurrence of costs as a standalone public company following the Split-Off;
●	the ability of the Company to successfully transition responsibilities for various matters from Liberty Media Corporation (“Liberty”) to in-house or third party personnel;
●	the Company’s ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	the Company’s indebtedness could adversely affect operations and could limit its ability to react to changes in the economy or its industry;
●	the Company’s ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of inflation and weak economic conditions on consumer demand for products, services and events offered by the Company;
●	the outcome of pending or future litigation or investigations;
●	the operational risks of the Company and its business affiliates with operations outside of the United States;
●	the Company’s ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments;
●	the ability of the Company and its affiliates to comply with government regulations, including, without limitation, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which the Company operates;
●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
●	the achievement of on-field success;
●	the Company’s ability to develop, obtain and retain talented players;
●	the impact of organized labor on the Company;
●	the impact of the structure or an expansion of Major League Baseball (“MLB”);

●	the level of broadcasting revenue that Braves Holdings, LLC (“Braves Holdings”) receives, including an impact as a result of the outcome of the Diamond Sports Group bankruptcy;
●	the impact of the Mixed-Use Development (defined below) on the Company and its ability to manage the project;
●	the impact of data loss or breaches or disruptions of the Company’s information systems and information system security;
●	the Company’s processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities;
●	the Company’s stock price has and may continue to fluctuate;
●	the Company’s common stock and organizational structure; and
●	geopolitical incidents, accidents, terrorist acts, pandemics or epidemics, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to the Company and its affiliates.

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A in this Quarterly Report, as such may be updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the SEC. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent required by law.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2023.

Explanatory Note

During November 2022, the board of directors of Liberty authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings (the “Split-Off”). The Split-Off was completed on July 18, 2023 and was intended to be tax-free to holders of Liberty Braves common stock. In September 2024, the Internal Revenue Service completed its review of the Split-Off and notified Liberty that it agreed with the non-taxable characterization of the transaction. Atlanta Braves Holdings is comprised of the businesses, assets and liabilities previously attributed to the Liberty Braves Group (“Braves Group”), which, as of September 30, 2024, included Atlanta Braves Holdings’ wholly-owned subsidiary Braves Holdings and corporate cash. Although Atlanta Braves Holdings was reported as a combined company until the date of the Split-Off, all periods reported herein are referred to as consolidated.

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

On August 21, 2024, Terence F. McGuirk (“McGuirk”), Chairman and CEO of Braves Holdings, LLC, entered into certain shareholder arrangements with Dr. John Malone (“Malone”), pursuant to which Malone has granted McGuirk a proxy (the “Malone Voting Agreement”) to vote 887,079 shares of the Company’s Series B Common Stock owned by Malone, representing 44% of the Company’s outstanding voting power, on director elections, the approval or authorization of executive compensation and other routine matters.  Malone has also granted McGuirk a right of first refusal with respect to future transfers of the Company shares beneficially owned by Malone as well as certain appreciation rights with respect to the value of Malone’s shares of Series B Common Stock.

The execution of the Malone Voting Agreement constituted a “Change in Control” of the Company as defined in Gregory B. Maffei’s Executive Employment Agreement, dated effective as of December 13, 2019, by and between Mr. Maffei and Liberty. As a result, on August 21, 2024, Mr. Maffei notified the Company of his resignation as President, Chief Executive Officer, Chairman of the Board and a director of the Company effective August 31, 2024. Mr. Maffei’s separation from employment with the Company was for “Good Reason” within the meaning of his Executive Employment Agreement. Additionally, Atlanta Braves Holdings and Liberty have begun transitioning various general and administrative services currently provided by Liberty to the management of Atlanta Braves Holdings, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. As part of that transition, the then-current officers of the Company (with limited exceptions) stepped down from their officer positions, effective August 31, 2024, and members of the Braves operating team assumed these roles effective September 1, 2024. (the “Corporate Governance Transition”).

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

The Braves have a long-term local television broadcasting agreement with Sportsouth Network II, LLC. Diamond Sports Group, the parent company of Sportsouth Network II, LLC, is in financial distress and has filed for Chapter 11 protection. Refer to note 7 in the accompanying notes to the condensed consolidated financial statements and the Liquidity and Capital Resources section below for more information.

The mixed-use development segment includes retail, office, hotel and entertainment operations primarily within The Battery Atlanta (the “Mixed-Use Development”). The Mixed-Use Development derives revenue primarily from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships throughout the year.

Results of Operations –September 30, 2024 and 2023

General. Provided in the tables below is information regarding the historical Condensed Consolidated Operating Results and Other Income and Expense of Atlanta Braves Holdings, as well as information regarding the contribution to those items from our reportable segments. The “corporate and other” category consists of those assets that do not qualify as a separate reportable segment.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	dollar amounts in thousands
Baseball revenue	$273,262	256,266	561,233	528,762
Mixed-Use Development revenue	17,412	15,558	49,397	44,157
Total revenue	290,674	271,824	610,630	572,919
Operating costs and expenses:
Baseball operating costs	(225,973)	(198,195)	(476,250)	(430,424)
Mixed-Use Development costs	(2,499)	(2,247)	(7,162)	(6,451)
Selling, general and administrative, excluding stock-based compensation	(30,757)	(31,071)	(83,777)	(85,250)
Stock-based compensation	(6,365)	(3,309)	(13,789)	(9,653)
Depreciation and amortization	(18,678)	(21,286)	(50,669)	(55,215)
Operating income (loss)	6,402	15,716	(21,017)	(14,074)
Other income (expense):
Interest expense	(9,561)	(9,657)	(28,717)	(28,017)
Share of earnings (losses) of affiliates, net	13,702	12,725	26,951	23,384
Realized and unrealized gains (losses) on intergroup interests, net	—	(20,392)	—	(83,178)
Realized and unrealized gains (losses) on financial instruments, net	(2,476)	2,593	1,429	5,672
Other, net	1,838	1,224	5,824	5,381
Earnings (loss) before income taxes	9,905	2,209	(15,530)	(90,832)
Income tax benefit (expense)	115	(8,256)	3,387	(2,104)
Net earnings (loss)	$10,020	(6,047)	(12,143)	(92,936)

Adjusted OIBDA	31,445	40,311	43,441	50,794

Regular season home games	41	37	81	80
Average number of attendees per regular season home game	26,159	32,481	28,469	32,521

Baseball revenue. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue. The following table disaggregates baseball revenue by source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in thousands
Baseball event	$172,800	160,794	345,318	324,280
Broadcasting	70,992	69,337	144,043	138,786
Retail and licensing	16,512	20,904	41,789	45,026
Other	12,958	5,231	30,083	20,670
Total Baseball	$273,262	256,266	561,233	528,762

Baseball event revenue increased $12.0 million and $21.0 million during the three and nine months ended September 30, 2024, as compared to the corresponding periods in the prior year, primarily due to new sponsorship agreements and contractual rate increases on season tickets and existing sponsorship contracts, partially offset by reduced attendance at regular season home games. Broadcasting revenue increased $1.7 million and $5.3 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to an increase in the number of regular season games, as well as contractual rate increases. Retail and licensing revenue decreased $4.4 million and $3.2 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to a reduction in local revenue due to the decrease in regular season home game attendance and demand for City Connect and other apparel, partially offset by higher league-wide revenue. Other revenue, a component of baseball revenue, increased $7.7 million and $9.4 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year. The increase for the three and nine month periods was primarily due to additional concerts at the Stadium. Additionally, the increase to the nine month period was due to spring training related revenue (ticket sales, concession revenue and other gameday related revenue) driven by increased attendance at spring training home games.

Mixed-Use Development revenue. Mixed-Use Development revenue is derived from the mixed-use facilities and primarily includes rental income and to a lesser extent, parking revenue and sponsorships. For the three and nine months ended September 30, 2024, Mixed-Use Development revenue increased $1.9 million and $5.2 million, respectively, as compared to the corresponding periods in the prior year, primarily due to $0.9 million and $2.5 million increases in parking revenue, respectively, and $0.7 million and $2.3 million increases in rental income, respectively. Increases in rental income for the three and nine months ended September 30, 2024, were primarily driven by increases in tenant recoveries.

Baseball operating costs. Baseball operating costs primarily include costs associated with baseball and stadium operations. For the three and nine months ended September 30, 2024, baseball operating expenses increased $27.8 million and $45.8 million, respectively, as compared to the corresponding periods in the prior year, primarily due to $16.8 million and $26.3 million increases in major league player salaries, respectively, $6.9 million and $11.4 million increases in MLB’s revenue sharing plan, as well as other shared expenses, respectively, $2.5 million and $2.4 million increases in concert related expenses, respectively, and $2.1 million and $6.1 million increases in minor league team and player expenses, respectively, partially offset by $1.7 million and $4.6 million decreases in variable concession and retail operating expenses due to reduced attendance at regular season home games during 2024.

Mixed-Use Development costs. Mixed-Use Development costs primarily include costs associated with maintaining and operating the mixed-use facilities. During the three and nine months ended September 30, 2024, Mixed-Use Development costs increased $0.3 million and $0.7 million, respectively, as compared to the corresponding periods in the prior year, due to general repair expenses and other various operating increases.

Selling, general and administrative, excluding stock-based compensation. Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense decreased $0.3 million and $1.5 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to reduced transaction costs related to the Split-Off, partly offset by increased personnel, insurance, information technology and professional fees.

Stock-based compensation. Stock-based compensation increased $3.1 million and $4.1 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, mainly due to accelerated vesting for various awards in connection with the Corporate Governance Transition.

Depreciation and amortization. Depreciation and amortization decreased $2.6 million and $4.5 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to various assets becoming fully depreciated.

Operating income (loss). Operating income (loss) declined $9.3 million and $6.9 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, due to the above explanations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in thousands
Operating income (loss)	$6,402	15,716	(21,017)	(14,074)
Stock-based compensation	6,365	3,309	13,789	9,653
Depreciation and amortization	18,678	21,286	50,669	55,215
Adjusted OIBDA	$31,445	40,311	43,441	50,794

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in thousands
Baseball	$24,397	36,884	20,072	38,232
Mixed-Use Development	12,173	10,661	33,615	29,980
Corporate and Other	(5,125)	(7,234)	(10,246)	(17,418)
Total	$31,445	40,311	43,441	50,794

Consolidated Adjusted OIBDA decreased $8.9 million and $7.4 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year.

Baseball Adjusted OIBDA was decreased $12.5 million and $18.2 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to the fluctuations in baseball revenue and operating costs, as described above.

Mixed-Use Development Adjusted OIBDA increased $1.5 million and $3.6 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to the fluctuations in Mixed-Use Development revenue and costs, as described above.

Corporate and Other Adjusted OIBDA loss decreased $2.1 million and $7.2 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to decreased costs related to the Split-Off.

Interest Expense. Interest expense was relatively flat and increased $0.7 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to increased interest rates on the Company’s variable rate debt.

Share of earnings (losses) of affiliates. The following table presents our share of earnings (losses) of affiliates:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in thousands
MLB Advanced Media, L.P.	$10,592	9,797	19,283	19,131
Baseball Endowment, L.P.	1,195	739	4,364	1,450
Other	1,915	2,189	3,304	2,803
Total	$13,702	12,725	26,951	23,384

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

Other, net. Other, net income increased $0.6 million and $0.4 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, due to increases in dividend and interest income, partly offset by decreased gains on dispositions for the nine month period.

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

Net earnings (loss). The Company had net earnings of $10.0 million and net losses of $6.0 million during the three months ended September 30, 2024 and 2023, respectively, and net losses of $12.1 million and $92.9 million during the nine months ended September 30, 2024 and 2023, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of September 30, 2024, the Company had $100.9 million of cash and cash equivalents. Substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

Braves Holdings is in compliance with all financial debt covenants as of September 30, 2024.

During the nine months ended September 30, 2024, the Company’s primary uses of cash were capital expenditures and debt service, funded primarily by cash from operations and new borrowings on construction loans.

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

The Braves have a long-term local television broadcasting agreement with Sportsouth Network II, LLC. Diamond Sports Group, LLC, the parent company of Sportsouth Network II, LLC, is in financial distress and has filed for Chapter 11 protection. While the pending bankruptcy proceeding of Diamond Sports Group, LLC has not previously had a material unfavorable impact on the Company’s revenue and the Company has received scheduled payments to date, we cannot currently predict whether such bankruptcy proceeding is reasonably likely to have a material unfavorable impact on our revenue and liquidity in the future.

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

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs, including the Braves Club Trust (the “Club Trust”). The maximum amount available to the Club Trust under the LWCF was $125.0 million as of September 30, 2024, which remains undrawn. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

MLB Facility Fund Revolver

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction. In May 2021, Braves Facility Fund LLC established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund — revolver”). The commitment termination date, which is the repayment date for all amounts borrowed under the MLB facility fund — revolver, is July 10, 2026. The maximum amount available to Braves Facility Fund LLC under the MLB facility fund — revolver was $39.7 million and was fully drawn as of September 30, 2024.

TeamCo Revolver

A subsidiary of Braves Holdings is party to a Revolving Credit Agreement (the “TeamCo Revolver”), which provides revolving commitments of $150 million and matures in August 2029. The availability under the TeamCo Revolver as of September 30, 2024 was $120.0 million, net of $30 million drawn as of September 30, 2024.

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

As of September 30, 2024, we had $161.9 million aggregate principal amount of floating rate debt with a weighted average interest rate of 6.6% and $481.2 million aggregate principal amount of fixed rate debt with a weighted average interest rate of 4.4%.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief financial officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Effective September 1, 2024, as described in footnote 1 of this quarterly report, Liberty began transitioning certain general and administrative services previously provided by Liberty to the new members of management of Atlanta Braves Holdings, including legal, tax, accounting, treasury, information technology, cybersecurity, internal audit and investor relations support. As part of that transition, the then-current officers of the Company (with limited exceptions) stepped down from their officer positions, effective August 31, 2024, and certain members of the Braves operating team assumed these roles effective September 1, 2024. As a result of the transition, internal controls over financial reporting are materially changing as executive oversight transitions to the new Atlanta Braves Holdings officers and the new members of management of Atlanta Braves Holdings begin to perform certain accounting, financial reporting, treasury, tax and entity level internal controls over financial reporting previously performed by members of Liberty management. We expect the impacted processes to remain generally consistent through the transition to the new control operators, and other than the transition of these internal controls over financial reporting to new process and control operators, the existing control environment is not materially changing. The transition of the internal controls over financial reporting has begun and should generally be completed with the 10-K filing for the year ended December 31, 2024.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to note 7 in the accompanying notes to the condensed consolidated financial statements.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part 1, Item 1A. Risk Factors of its Annual Report on Form 10-K for the year ended December 31, 2023.

As we begin transitioning away from services previously provided by Liberty, we may fail to replicate or replace certain functions, systems and infrastructure in a timely fashion, or at all, and may lose benefits from Liberty’s global contracts.

Historically, we have received services from Liberty, including through shared services contracts with various third-party service providers. Under the Services Agreement, Liberty has agreed to continue to provide us with certain services and support that were historically provided to us by or through Liberty prior to the Split-Off. The Services Agreement does not continue indefinitely and services provided under the Services Agreement generally terminate at various times specified in the agreement and the schedules thereto. We have begun transitioning away from certain services previously provided under the Services Agreement.  For instance, Liberty previously provided some of its executive officers to serve as executive officers of the Company. As previously disclosed, as part of the transition of various general and administrative services provided by Liberty under the Services Agreement, on August 31, 2024, all of the officers of the Company previously provided by Liberty (with limited exceptions) stepped down from their officer positions, and members of the Braves operating team assumed these roles effective as of September 1, 2024.  These transitions included appointing a new chief executive officer, chief financial officer, chief legal officer, chief culture officer and executive vice presidents of the Company.

We are working to replicate or replace the services, and associated systems and data, and information security and cybersecurity procedures and systems, that we will continue to need in the operation of our business that have been provided by or through Liberty, including those we receive through shared service contracts Liberty has with various third-party providers or through the Services Agreement for applicable transitional periods. As a result, when Liberty ceases to provide these services to us, either as a result of the termination of the Services Agreement or individual services thereunder, our costs of performing or procuring these services or comparable replacement services could increase. In addition, we have historically received certain informal support from Liberty, including communications, technical support, market intelligence and market data, which may not be addressed in our transition plans. The level of this informal support may be eliminated following the termination of the Services Agreement.

Furthermore, in connection with our efforts to replicate or replace these services, certain third-party systems we are using may have imbedded risks such as cybersecurity susceptibility that we may not be able to resolve effectively or efficiently. As a result, we may need to purchase comparable replacement services on less favorable commercial and legal terms, and the cessation of such services could result in service interruptions and divert management attention from other aspects of our operations, including ongoing efforts to implement technological developments and innovations.

We are also making infrastructure investments and hiring additional employees to operate without the same access to Liberty’s existing operational and administrative infrastructure. We have established or expanded our own tax, treasury, internal audit, accounting, investor relations, cybersecurity, corporate governance and listed company compliance and other corporate functions. Due to the scope and complexity of the underlying projects relative to these efforts, we have been incurring and expect to continue to incur one-time costs to replicate, or outsource from other providers, these corporate functions to replace the corporate services that Liberty historically provided us prior to the Split-Off and under the Services Agreement.  The amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs may be subject to change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the three months ended September 30, 2024.

During the three months ended September 30, 2024, zero shares of Atlanta Braves Holdings Series A common stock, zero shares of Atlanta Braves Holdings Series B common stock and 269 shares of Atlanta Braves Holdings Series C common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, the following Section 16 officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

●	Derek Schiller, Executive Vice President, Business, adopted a trading plan on September 6, 2024 (with the first trade under the plan scheduled for no sooner than December 8, 2024). The trading plan will be effective until August 31, 2025 (unless earlier terminated in accordance with the plan) to sell an aggregate of 142,505 shares of Series C Common Stock during the plan period.
●	Mike Plant, Executive Vice President, Development, adopted a trading plan on September 6, 2024 (with the first trade under the plan scheduled for no sooner than December 9, 2024). The trading plan will be effective until August 31, 2025 (unless earlier terminated in accordance with the plan) to sell an aggregate of 69,000 shares of Series C Common Stock during the plan period.
●	Greg Heller, Executive Vice President, Chief Legal Officer and Secretary, adopted a trading plan on September 9, 2024 (with the first trade under the plan scheduled for no sooner than December 9, 2024). The trading plan will be effective until August 31, 2025 to sell an aggregate of 50,000 shares of Series C Common Stock during the plan period.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2024 by our directors and Section 16 officers. Any actual sale transactions made pursuant to the trading arrangements referenced above will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules, and regulations.

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

ATLANTA BRAVES HOLDINGS, INC.

Date:	November 6, 2024	By:	/s/ TERENCE F. MCGUIRK
Terence F. McGuirk
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2024	By:	/s/ JILL L. ROBINSON
Jill L. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

II-4