Form 10-K
period 2024-12-31
Atlanta Braves Holdings, Inc.
filed 2025-03-03
CIK 1958140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

Commission File Number 001-41746

ATLANTA BRAVES HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	92-1284827 (I.R.S. Employer Identification No.)

755 Battery Avenue SE Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)

Registrant's telephone number, including area code: (404) 614-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock	BATRA	The Nasdaq Stock Market LLC
Series C common stock	BATRK	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Emerging Growth Company◻
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Atlanta Braves Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2024, was approximately $2.1 billion.

The number of outstanding shares of Atlanta Braves Holdings, Inc. common stock as of January 31, 2025 was:

	Series A	Series B	Series C
Atlanta Braves Holdings, Inc. common stock	10,318,162	977,776	51,269,890

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2025 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

ATLANTA BRAVES HOLDINGS, INC.

2024 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business

General Development of Business

Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings,” “the Company,” “us,” “we,” or “our”) is primarily comprised of Braves Holdings, LLC (“Braves Holdings”), a wholly-owned subsidiary, and corporate cash.

On July 18, 2023, Liberty Media Corporation (“Liberty” or “Liberty Media”), the then current parent organization of the Company, completed the previously announced redemption of each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings (the “Split-Off”). The Split-Off was intended to be tax-free to holders of Liberty Braves common stock and in September 2024, the Internal Revenue Service completed its review of the Split-Off and notified Liberty that it agreed with the non-taxable characterization of the transaction.

The intergroup interests in the Liberty Braves Group held by subsidiaries of Liberty prior to the Split-Off were settled through attribution of Atlanta Braves Holdings Series C common stock and subsequently sold in the secondary market. Atlanta Braves Holdings did not receive any of the proceeds from the sale of our common stock by these subsidiaries of Liberty. Following this transaction, neither Liberty nor Atlanta Braves Holdings has any continuing stock ownership, beneficial or otherwise, in the other.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to affect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Atlanta Braves Holdings and Liberty with respect to and resulting from the Split-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Atlanta Braves Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Atlanta Braves Holdings reimburses Liberty for direct, out-of-pocket expenses and pays a services fee to Liberty under the services agreement that is subject to adjustment quarterly, as necessary. Additionally, pursuant to the services agreement with Liberty and prior to the Corporate Governance Transition (as defined below), components of Liberty’s Chief Executive Officer’s compensation were either paid directly to him or reimbursed to Liberty, in each case, based on allocations set forth in the services agreement. The allocation percentage was 7% for Atlanta Braves Holdings during the period from July 18, 2023 to December 31, 2023 and was 8% during the period from January 1, 2024 to August 31, 2024, when the Corporate Governance Transition (as defined below) occurred.

On August 21, 2024, Terence F. McGuirk (“McGuirk”) entered into certain shareholder arrangements with Dr. John C. Malone (“Malone”), pursuant to which Malone granted McGuirk a proxy (the “Malone Voting Agreement”) to vote 887,079 shares of the Company’s Series B Common Stock owned by Malone, representing 44% of the Company’s outstanding voting power, on director elections, the approval or authorization of executive compensation and other routine matters. Malone also granted McGuirk a right of first refusal with respect to future transfers of the Company shares beneficially owned by Malone as well as certain appreciation rights with respect to the value of Malone’s shares of Series B Common Stock. Additionally, Atlanta Braves Holdings and Liberty have begun transitioning various general and administrative services provided by Liberty to the management of Atlanta Braves Holdings, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. As part of that transition, the then-current officers of the Company (with limited exceptions) stepped down from their officer positions, effective August 31, 2024, and members of the Atlanta Braves Holdings operating team assumed these roles effective September 1, 2024 (the “Corporate Governance Transition”).

* * * * *

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "strategy," "continue," "seek," "may," "could" and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements may contain such words. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. The following include some, but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	the Company’s historical financial information is not necessarily representative of its future financial position, future results of operations or future cash flows;
●	the Company’s ability to recognize anticipated benefits from the Split-Off;
●	the incurrence of costs as a standalone public company following the Split-Off;
●	the ability of the Company to successfully transition responsibilities for various matters from Liberty to Company or third-party personnel;
●	the Company’s ownership, management and board of directors structure;
●	the Company’s ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	the Company’s indebtedness could adversely affect operations and could limit its ability to react to changes in the economy or its industry;
●	the Company’s ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of inflation and weak economic conditions on consumer demand for products, services and events offered by the Company;
●	the outcome of pending or future litigation or investigations;
●	the operational risks of the Company and its business affiliates with operations outside of the United States;
●	the Company’s ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments;
●	the ability of the Company and its affiliates to comply with government regulations, including, without limitation, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which the Company operates;
●	changes in the nature of key strategic relationships with business partners, vendors and joint venturers;
●	the achievement of on-field success;

●	the Company’s ability to develop, obtain and retain talented players;
●	the impact of organized labor on the Company;
●	the impact of the structure or an expansion of Major League Baseball (“MLB”);
●	the level of broadcasting revenue that Braves Holdings receives;
●	the impact of data loss or breaches or disruptions of the Company’s information systems and information system security;
●	the Company’s processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities;
●	the Company’s ability to attract and retain qualified key personnel;
●	the inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments;
●	the Company’s stock price has and may continue to fluctuate;
●	the Company’s common stock and organizational structure; and
●	geopolitical incidents, accidents, terrorist acts, pandemics or epidemics, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to the Company and its affiliates.

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

Description of Business

The following table identifies the Company’s more significant subsidiaries and minority investments:

Consolidated Subsidiaries

Braves Holdings

Equity Method Investments

MLB Advanced Media, L.P. (“MLBAM”)

Baseball Endowment, L.P. (“BELP”)

Braves Holdings

Braves Holdings (collectively with its subsidiaries) is the indirect owner and operator of the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Atlanta Braves,” the “Braves,” the “club,” or the “team”). The Braves’ ballpark (“Truist Park” or the “Stadium”) is located in Cobb County, a suburb of Atlanta, and is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority. Braves Holdings, through affiliated entities and third-party development partners, developed a significant portion of the land around Truist Park for a mixed-use development that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”).

The Braves and 29 other Major League Baseball (“MLB”) clubs are collectively referred to as the Clubs or the MLB Clubs. The Office of the Commissioner of Baseball (the “BOC”) is an unincorporated association also doing business as MLB and has as its members the Clubs. The Clubs are bound by the terms and provisions of the Major League Constitution and all rules and regulations promulgated thereunder as well as a series of other agreements and arrangements that govern the operation and management of each Club (the “MLB Rules and Regulations”), which among other things, require each Club to comply with limitations on the amount of debt a Club can incur, revenue sharing arrangements with the other Clubs, commercial arrangements with regard to the national broadcasting of its games and other programming and commercial arrangements relating to the use of its intellectual property.

History

The Braves are the oldest continuously operating professional sports franchise in the United States. Their storied history began in Boston in 1871 as the Boston Red Stockings (the “Boston Braves”) as one of nine charter members of the National Association of Professional Baseball Players, the first professional baseball league in history. The franchise is the only one of today’s 30 Major League Baseball franchises to have fielded a team in every season of professional-league play since its onset in 1871.

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

Braves Holdings, affiliated entities and third-party development partners developed a significant portion of the land around Truist Park, creating a 2.25 million square-foot mixed-use complex that features retail, residential, office, hotel and entertainment opportunities, known as The Battery Atlanta. The initial construction of The Battery Atlanta was completed and became operational in 2017. Development has continued through current day, including a 0.25 million square-foot office building immediately behind Truist Park which commenced construction in the second half of 2022.

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

Baseball. Braves Holdings’ Baseball segment includes its operations relating to the Braves baseball franchise and Truist Park and includes revenue generated from ticket sales, concessions, local broadcasting rights, advertising sponsorships, suites and premium seat fees, retail and licensing revenue, shared MLB revenue streams, including national broadcasting rights and licensing, and other sources. Ticket sales, concessions, broadcasting rights and advertising sponsorship sales are the Baseball segment’s primary revenue drivers. The financial results of Braves Holdings depend in large part on the ability of the Braves to achieve on-field success. The team’s successes generate significant fan enthusiasm, resulting in high and sustained demand for tickets, premium seating, concession and merchandise sales, and greater shares of local broadcasting audiences. Management of Braves Holdings focuses on making operational and business decisions that enhance the on-field performance of the Braves and this may sometimes require implementing strategies and making investments that may negatively impact short-term profitability for the sake of immediate on-field success.

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

Television and Radio Broadcasting.  Braves Holdings derives substantial revenue from the sale of local broadcasting rights to the Braves’ baseball games. Each MLB Club has the right to authorize the television broadcast within its MLB-defined home television territory of games in which it participates, subject to certain exceptions. The Braves have a long-term local television broadcasting agreement with SportSouth Network II, LLC, a subsidiary of Main Street Sports Group, LLC (formerly known as Diamond Sports Group), granting its regional cable networks the right to broadcast substantially all of the Braves games not otherwise selected for broadcast within the home television territory of the Braves (such agreement, as amended, the “Braves Broadcast Agreement”). In March 2023, Diamond Sports Group, along with certain affiliates filed voluntary petitions for relief under Chapter 11 (the “Chapter 11 Proceedings”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). In November 2024, the Bankruptcy Court entered an order approving Diamond Sports Group’s plan of reorganization (the “Plan”). Diamond Sports Group exited bankruptcy upon the Plan becoming effective in January 2025 and is now operating as Main Street Sports Group, LLC. Throughout the Chapter 11 Proceedings, Braves Holdings received all scheduled payments in accordance with the Braves Broadcast Agreement.

Nationally, the Braves participate in the revenue generated from the national television, digital, and radio broadcasting arrangements negotiated by MLB on behalf of the 30 MLB Clubs, which included ESPN, TBS, Fox, Sirius XM Holdings, Apple, NBC/Peacock and Roku for the periods presented (the “National Broadcast Rights”). Under the MLB Rules and Regulations, the BOC has the authority, acting as the agent on behalf of all of the MLB Clubs, to enter into and administer contracts for the sale of certain National Broadcast Rights. Each MLB Club also has the right to authorize radio broadcasts, within the United States (or Canada, in the case of the Toronto Blue Jays), of its games, subject to certain restrictions. The Braves also have the largest radio affiliate network in MLB, with 177 local radio station affiliates broadcasting Braves games across the Southeast United States.

Advertising Sponsorship. The Braves work with a variety of corporate sponsors to facilitate advertising, marketing and promotional opportunities at Truist Park, The Battery Atlanta and throughout the Braves’ home marketing territory. The Braves also offer advertising on uniforms, in the form of a jersey patch. Advertising space is available in The Battery Atlanta and throughout the Stadium, including on the main scoreboard, outfield walls behind home plate, and in programs sold at each game. The Braves also enter into long-term licensing agreements for use of various suites, premium seating and hospitality spaces. The Braves’ marketing department works closely with the Braves’ sponsors to offer marketing opportunities, including contests, sweepstakes and additional entertainment and promotional opportunities during Braves home games, and the Braves allows its name and logo to be used in connection with certain local promotional activities throughout its home marketing territory. The Braves work closely with the local television broadcasters and have a cross-promotional sponsorship and marketing agreement with SportSouth Network II, LLC’s regional cable networks, FanDuel Sports Network South and FanDuel Sports Network Southeast (formerly known as Bally Sport South or Fox Sports South and Bally Sports Southeast or Fox Sports Southeast, respectively).

Seasonality. Baseball revenue is seasonal, with the majority of revenue historically recognized during the second and third quarters, which aligns with a normal baseball regular season, consisting of 162 games.

Mixed-Use Development. Braves Holdings’ Mixed-Use Development segment includes retail, office, hotel and entertainment operations within The Battery Atlanta as well as land under development adjacent to CoolToday Park (as defined below). The Battery Atlanta derives revenue primarily from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships throughout the year. Braves Holdings, affiliated entities and third-party development partners, developed a significant portion of the land around Truist Park, creating a 2.25 million square-foot mixed-use complex that features retail, residential, office, hotel and entertainment opportunities, known as The Battery Atlanta. We believe that the continued development and operations of The Battery Atlanta will result in increased game attendance as well as office and retail rental income (including overage rent and tenant reimbursements), and income from parking and corporate sponsorships throughout the year. The retail leases generally provide for fixed rental fees over the duration of the lease and each lease contains customary clauses permitting extension or termination at the option of the tenant and the Braves Holdings subsidiary party thereto.

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

The Braves’ ability to enter into player contracts in any given year, including long-term player contracts and contracts with arbitration-eligible players, may be impacted by the aggregate annual budget allocated in any given year for all Braves player salaries (the “Annual Player Salary Budget”). In any particular year, if existing player salary obligations are at the Annual Player Salary Budget limit, the Braves may not enter into new player contracts (including long-term player contracts or new contracts with players who are arbitration-eligible). On the other hand, if existing player salary obligations are meaningfully less than the Annual Player Salary Budget (which may be due to the expiration of previously existing player contracts), the Braves may have more flexibility under the Annual Player Salary Budget to sign new player contracts, including long-term contracts or contracts with players who are arbitration-eligible. We believe that the liquidity and results of operations of the Braves are not directly impacted in any material way by player contracts (including long-term player contracts or contracts with arbitration-eligible players) because the overall cost of player salaries to the Braves generally remains within the Annual Player Salary Budget. Instead, we believe that its liquidity and results of operations may be materially impacted by the ability of the Braves to correctly determine the market value of a given player commensurate with the contributions that such player will make on-the-field. As the baseball season progresses in any particular year, the Braves management may develop better insight regarding the financial performance of the Braves for such year and as a result, may make changes to such year’s Annual Player Salary Budget, including allowing the Braves management to acquire additional players during the season in an attempt to help the team’s on-the-field performance that season (including if the Braves are making a push towards the postseason) or to trade players to reduce the aggregate player salaries for such year. For more information regarding our capital commitments under the long-term employment agreements, see the table set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Material Cash Requirements” in Item 7. Part II of this Annual Report on Form 10-K.

Player Development. Player development is a critical component of management’s efforts to maintain a strong franchise. Starting with the 2021 season, a new player development system was put in place by MLB comprised of 11 Professional Development Leagues. MLB Professional Development Leagues, LLC (“MLB PDL”) is responsible for the administration of the new system and has player development license agreements with 120 minor league clubs that compete in the Professional Development Leagues and are affiliated with MLB Clubs, including the Braves. MLB PDL is also responsible for enforcing the terms of each player development license agreement, including standards for facility quality and player working conditions. Each MLB Club, including the Braves, is affiliated with four Professional Development League clubs located in the United States and Canada. The four Professional Development League clubs affiliated with the Braves are the Gwinnett Stripers, Columbus Clingstones (formerly the Mississippi Braves), Rome Emperors (formerly the Rome Braves), and the Augusta GreenJackets.

The Braves operate a baseball academy in the Dominican Republic and participate in the Dominican Summer League. Dominican players, and players from other Latin American countries, are an important source of talent for the Braves and other MLB Clubs, but these players may not participate in the first-year amateur draft process (which is limited to only residents of the United States, United States territories, and Canada, including international players who are enrolled in a high school or college in such locations). However, the Braves may enter into contracts with Latin American players, subject to the rules and regulations contained in the CBA and the Major League Baseball Players Association (the “MLBPA”).

Braves Facilities

Truist Park. In 2017, the Braves relocated to a new ballpark in Cobb County, Georgia. Braves Holdings (or its affiliates) has exclusive operating rights to the facility via a 30-year Stadium Operating Agreement with Cobb County and the Cobb-Marietta Coliseum and Exhibit Hall Authority (the “Authority”). In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing an MLB facility and development of a mixed-use complex adjacent to the ballpark. The total cost of the ballpark was approximately $722 million, of which approximately $392 million was funded by a combination of Cobb County, the Cumberland Improvement District and the Authority and approximately $330 million was funded by Braves Holdings. Funding for ballpark initiatives by Braves Holdings has come from cash on hand and various debt instruments, as detailed in note 6 to the accompanying consolidated financial statements.

We believe Truist Park is an industry-leading sports complex spanning approximately 1.1 million square feet, with 41,100 seats, including 63 suites and 4,700-premium seats, multiple hospitality clubs and retail merchandise venues. The Stadium also features concessions and restaurant spaces, administrative offices for team operations, sales and marketing, as well as a ticket office, team clubhouse and training rooms.

Braves Holdings and its subsidiary operate the Stadium pursuant to the Stadium Operating Agreement entered into as of May 2014 (the “Stadium Operating Agreement”), which expires May 2046 and may be extended through December 2051 at the option of Braves Holdings, through its wholly-owned subsidiary party thereto. Cobb County and the Authority may only terminate the Stadium Operating Agreement upon the occurrence of an “Event of Default” as defined in the Stadium Operating Agreement; provided, no such termination would be effective until the end of the then-current baseball season. For the exclusive rights to use and operate Truist Park, Braves Holdings agreed to pay an annual stadium license fee of $3.0 million and an additional license fee equal to $3.1 million, in each case, to be paid in semi-annual installments on May 15th and October 15th of each year. The Stadium Operating Lease also provides Cobb County, Georgia the right to conduct up to three special events per year at Truist Park, excluding concerts or sporting events which are events exclusively reserved to Braves Holdings and its subsidiary. If so elected by Braves Holdings, beginning November 2044 until November 2045, Braves Holdings and its subsidiary has the right to negotiate the terms to acquire Truist Park from Cobb County and the Authority for fifty percent (50%) of the fair market value thereof. Additionally, Braves Holdings has a right of first refusal in the event Cobb County and the Authority desire to sell or transfer the Stadium.

CoolToday Park.  In March 2019, the Braves relocated to a new spring training facility in North Port, Florida. The park is also the playing facility of the Florida Complex League (“FCL”) affiliate of the Braves, the FCL Braves. The Braves through its wholly-owned subsidiary have exclusive operating rights to the facility via a Facility Operating Agreement with Sarasota County which expires December 2049, and may be extended through December 2059 at the option of Braves Holdings and its subsidiary. The Braves operate and maintain an 8,200 capacity stadium and clubhouse facilities for major and minor league players and staff, six practice fields, a half-sized field, agility field and batting cages. The park also features an academy for housing players, coaches and staff throughout the year. The academy opened in February 2020 and includes dining, meeting and auditorium spaces.

The Battery Atlanta

The Battery Atlanta is an approximately 2.25 million square-foot mixed-use development, located around Truist Park at the intersection of I-75 and I-285, and offers an expansive mix of market-exclusive entertainment experiences, chef-driven restaurants, boutique shopping, the Omni and Aloft Hotels, The Coca-Cola Roxy Music Venue and apartment residences. The complex also includes offices One Ballpark Center, Comcast’s regional headquarters; Two Ballpark Center, home to SPACES; Three Ballpark Center, which serves as the global headquarters of Papa John’s International, Inc. and the North American headquarters of TK Elevator; Four Ballpark Center, home to Southwire and DCO Commercial Floors; and Five Ballpark Center, a 0.25 million square-foot office building immediately behind Truist Park and approximately 300 feet from home plate and the future site for the Truist Tower, which will become Truist Securities’ new headquarters. The Battery Atlanta is powered by Comcast’s all-fiber network, delivering multi-terabit capabilities to the Mixed-Use Development. The apartment residences were subsequently sold in 2018.

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

Braves Holdings has 50% interests in three joint ventures that were formed to develop, own and operate hotels under the Mixed-Use Development.

MLB Rules and Regulations

As a condition to maintaining its MLB membership, each MLB Club must comply with the MLB Rules and Regulations. The Braves will be required to abide by any changes to the MLB Rules and Regulations and the adoption of any new MLB Rules and Regulations, irrespective of whether such changes or new arrangements negatively impact the Braves, proportionately or disproportionately, as compared with the other MLB Clubs. Atlanta Braves Holdings, as well as its board of directors, board committees and subsidiaries, are also subject to the MLB Rules and Regulations. Further, the Commissioner of Baseball interprets the MLB Rules and Regulations, and each of Atlanta Braves Holdings and Braves Holdings (and certain of its affiliates) has agreed to submit any and all disputes related to the MLB Rules and Regulations, or disputes involving another MLB Club, to the Commissioner of Baseball as sole arbitrator. The decisions of the Commissioner of Baseball are binding and not appealable, and therefore Atlanta Braves Holdings and Braves Holdings may not resort to the courts or any other means to enforce their respective rights or contest the application of the MLB Rules and Regulations.

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

Player Contracts and Salaries.  The CBA requires each MLB Club to sign Major League players using the Uniform Player’s Contract. The minimum Major League contract salary under the CBA for players during the 2024 season was $740,000 and increases in each year during the term of the current CBA. For Major League players under reserve to an MLB Club that are not eligible for salary arbitration or free agency and are not subject to a multi-year contract, MLB Clubs may renew such player contracts at the Major League minimum if they cannot reach agreement with the player on salary. However, the CBA provides that the MLB Clubs cannot reduce Major League players’ salaries by more than 20 percent of what they earned in the previous MLB season or 30 percent of what they earned two seasons prior (provided the player has remained under reserve to the MLB Club). If a player is terminated by the team for lack of skill during the regular season, he is entitled to the unpaid balance of his salary under the contract for the remainder of that season, subject to certain rights of the MLB Club. Contracts may cover one year or multiple years, but under multi-year contracts an MLB Club may be required to make minimum payments to a Major League player for the balance of the contract’s term even if the contract is terminated by the MLB Club, subject to certain rights of the MLB Club. An MLB Club may assign a player’s contract to another MLB Club (for example, in connection with a trade with that MLB Club) or a minor league club subject to certain rights of the player and other MLB Clubs.

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

Competitive Balance Provisions. Each year, MLB Clubs with an aggregate average payroll that exceeds a predetermined payroll threshold are taxed by MLB on each dollar above the threshold (the “Competitive Balance Tax”). The predetermined payroll thresholds are $241 million for 2025 and $244 million for 2026. The aggregate average payroll is calculated at the end of each season by aggregating the average annual value of each player’s contract on the 40-man roster, plus any additional player benefits. Changes in a player’s compensation contained in a contract extension that does not begin until the next season are not taken into account until the commencement of the extension. The Competitive Balance Tax rate escalates based on the number of consecutive years an MLB Club has exceeded the payroll threshold and is applied to the amount by which the MLB Club’s aggregate average payroll for such year exceeds the applicable payroll threshold as follows:

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

Salary Arbitration.  A player with fewer than six years of service time who has signed a contract with an MLB Club remains under the control of that MLB Club until completing the requisite service time to reach free agency. Therefore, in the absence of a multi-year salary agreement, players and their respective MLB Clubs negotiate salaries on an annual basis. Under the CBA, any player with a total of three or more (but less than six) years of Major League service, if he is not already under contract for the following season, is eligible for salary arbitration. Players with less than three but more than two years of service time can also become arbitration eligible if they meet certain criteria. If the MLB Club and player have not agreed on a salary by an established deadline (typically in mid-January), the MLB Club and player must exchange salary figures for the upcoming season. After the figures are exchanged, a hearing is scheduled (typically in February). If no settlement can be reached by the hearing date, the case is brought before a panel of arbitrators. After hearing arguments from both sides, the panel selects the salary figure of either the player or the MLB Club (but not one in between) as the player’s salary for the upcoming season.

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

Debt Service Rule.  Each MLB Club is subject to certain MLB imposed restrictions on its ability to incur indebtedness in amounts that exceed specified thresholds. In particular, each MLB Club is generally required to keep outstanding indebtedness minus a certain amount of excludable indebtedness at or below 8.0x available cash flow (or in the case of MLB Clubs which have a new stadium, at or below 12.0x available cash flow), with the amount of excludable indebtedness for fiscal years 2024 through 2026 set at $100 million. This is referred to as the Debt Service Rule. MLB Clubs must certify compliance with the Debt Service Rule annually and the failure of an MLB Club to comply during two consecutive fiscal years (the “Assessment Period”) may lead to certain remedial measures being imposed by the Commissioner of Baseball, including, but not limited to, prohibitions on the incurrence of additional indebtedness and repayment of outstanding indebtedness. For the Assessment Period ended December 31, 2023, the Braves were not subject to any remedial measures under the Debt Service Rule.

Control Person.  Under the Major League Constitution, the MLB Club is obligated to designate a single individual who is accountable to MLB for the operation of the MLB Club and for the MLB Club’s compliance with the MLB Rules and Regulations and who is the single individual with the ultimate authority and responsibility for making all MLB Club decisions (the “Control Person”). Terence F. McGuirk is the Control Person for the Braves.

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

Human Capital Resources

Employees.  As described above, Atlanta Braves Holdings is party to a services agreement with Liberty, pursuant to which, during 2024, 84 Liberty corporate employees provided certain management services to Atlanta Braves Holdings for a determined fee. Under the services agreement, Atlanta Braves Holdings is not responsible for the hiring, retention and compensation of these individuals (except that Atlanta Braves Holdings does grant equity incentive awards to these individuals). However, Atlanta Braves Holdings directly benefit from the efforts undertaken by Liberty to attract and retain talented employees. In connection with the Corporate Governance Transition described above, many of the services provided under the services agreement have been transferred to Company employees. As of December 31, 2024, limited support was provided to the Company under this agreement.

As of December 31, 2024, Braves Holdings and its consolidated subsidiaries had an aggregate of approximately 1,450 full time, seasonal, and part-time employees. Braves Holdings strives to create diverse, inclusive, and supportive workplaces, with opportunities for employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between employees and their communities. We believe that these employee relations are good.

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

Workplace Engagement.   Braves Holdings believes that a rich culture enables it to create, develop and fully leverage the strengths of its workforce. Braves Holdings strives to accomplish this through various programs including the Executive Speaker Series, Anniversary Committee, wellness initiatives, employee discussion opportunities and various activities sponsored by internal company committees.

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

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, and Audit Committee Charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any stockholder who calls or submits a request in writing to Investor Relations, Atlanta Braves Holdings, Inc., 755 Battery Ave SE, Atlanta, Georgia 30339, Tel. No. (833) 758-1044.

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

In valuing shares of our common stock, investors should recognize that the historical financial information included in this Annual Report on Form 10-K with respect to the fiscal year ending December 31, 2022 and a portion of the fiscal year ending December 31, 2023 prior to the completion of the Split-Off has been extracted from Liberty Media’s historical consolidated financial statements and does not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been a separate, stand-alone company pursuing independent strategies during those periods prior to the completion of the Split-Off. In addition, our historical financial results insofar as they relate to periods prior to the completion of the Split-Off reflect allocations of corporate expenses from Liberty Media for corporate functions from Liberty Media. These expenses may be more or less than the comparable expenses we would have incurred had we operated as a separate publicly traded company during periods prior to the Split-Off. In connection with the Split-Off, we entered into the services agreement with Liberty Media, pursuant to which Liberty Media provides us with certain administrative, financial, treasury, accounting, tax, legal and other services, for which we will reimburse Liberty Media on a fixed fee basis. Accordingly, our historical financial results for periods prior to the completion of the Split-Off are not necessarily representative of the results we would have achieved as a separate public company and may not be a reliable indicator of our future results. Additionally, as we continue to transition away from the services provided under the services agreement as noted below, our cost of performing or procuring these services or comparable replacement services could increase, and historical financial results for periods prior to the Corporate Governance Transition may not necessarily be a reliable indicator of our future results.

As we begin transitioning away from services previously provided by Liberty, we may fail to replicate or replace certain functions, systems and infrastructure in a timely fashion, or at all, and may lose benefits from Liberty’s global contracts.

Historically, we have received services from Liberty, including through shared services contracts with various third-party service providers. Under the services agreement, Liberty has agreed to continue to provide us with certain services and support that were historically provided to us by or through Liberty prior to the Split-Off. The services agreement does not continue indefinitely and services provided under the services agreement generally terminate at various times specified in the agreement and the schedules thereto. We have begun transitioning away from certain services previously provided under the services agreement. For instance, Liberty previously provided some of its executive officers to serve as executive officers of the Company. As previously disclosed, as part of the Corporate Governance Transition, on August 31, 2024, all of the officers of the Company previously provided by Liberty (with limited exceptions) stepped down from their officer positions, and members of the Braves operating team assumed these roles effective as of September 1, 2024. These transitions included appointing a new chief executive officer, chief financial officer, chief legal officer, chief culture officer and executive vice presidents of the Company.

We are working to replicate or replace the services, and associated systems and data, and information security and cybersecurity procedures and systems, that we will continue to need in the operation of our business that have been provided by or through Liberty, including those we receive through shared service contracts Liberty has with various third-party providers or through the services agreement for applicable transitional periods. As a result, when Liberty ceases to provide these services to us, either as a result of the termination of the services agreement or individual services thereunder, our costs of performing or procuring these services or comparable replacement services could increase. In addition, we have historically received certain informal support from Liberty, including communications, technical support, market intelligence and market data, which may not be addressed in our transition plans. We may lose the benefit of this informal support following the termination of the services agreement.

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

We are also making infrastructure investments and hiring additional employees to operate without the same access to Liberty’s existing operational and administrative infrastructure. We have established or expanded our own tax, treasury, internal audit, accounting, investor relations, cybersecurity, corporate governance and listed company compliance and other corporate functions. Due to the scope and complexity of the underlying projects relative to these efforts, we have been incurring and expect to continue to incur one-time costs to replicate, or outsource from other providers, these corporate functions to replace the corporate services that Liberty historically provided us prior to the Split-Off and under the services agreement. The total costs could be materially higher than our estimate, and the timing of the incurrence of these costs may be subject to change.

We have incurred, and may continue to incur, material costs not previously incurred as a result of our separation from Liberty Media.

We have incurred and expect to continue to incur costs and expenses not previously incurred as a result of the Split-Off. These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with the federal securities laws (including compliance with the Sarbanes-Oxley Act), tax administration and human resources related functions. These costs could be material to our business.

Our agreements with Liberty Media were negotiated while we were still a subsidiary of Liberty Media and therefore may not be the result of arms’ length negotiations.

We have entered into a number of agreements with Liberty Media covering matters such as tax sharing and allocation of responsibility for certain liabilities previously undertaken by Liberty Media for certain of our businesses. In addition, we have entered into the services agreement with Liberty Media pursuant to which Liberty Media provides us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we reimburse Liberty Media on a fixed fee basis, subject to quarterly review. The terms of all of these agreements were established while we were a wholly-owned subsidiary of Liberty Media, and therefore may not be the result of arms’ length negotiations. We believe that the terms of these agreements are and will be commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

We may have a significant indemnity obligation to Liberty Media.

While the characterization of the Split-Off and certain related transactions (the “Split-Off Transactions”) as tax-free to the holders of Liberty Braves common stock was agreed to by the Internal Revenue Service, the Split-Off would result in a significant U.S. federal income tax liability to Liberty Media (but not to former holders of Liberty Braves common stock or holders of Liberty Formula One common stock) under Section 355(e) of the Internal Revenue Code of 1986 (the “Code”) if one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by either vote or value) in the stock of Liberty Media or in the stock of our Company (or any successor corporation) (excluding, for this purpose, acquisitions of our common stock meeting statutory exceptions) as part of a plan or series of related transactions that includes the Split-Off Transactions. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case.

Prior to the Split-Off, we entered into a tax sharing agreement with Liberty Media. Under this agreement, we are required to indemnify Liberty Media, its subsidiaries and certain related persons for any such taxes and losses arising from the Split-Off Transactions that (i) result primarily from, individually or in the aggregate, the breach of certain covenants we made (applicable to actions or failures to act by us and our subsidiaries), or (ii) result from a 50% or greater interest (measured by vote or value) in the stock of our Company (or any successor corporation) being sold as part of a plan or series of related transactions that includes the Split-Off Transaction, or (iii) result from any excess loss account (within the meaning of applicable U.S. Treasury Regulations) in our common stock, or gain recognized under Section 361(b) of the Code due to the application of the basis limitation in the last sentence of Section 361(b)(3) of the Code. Our indemnification obligations to Liberty Media, its subsidiaries and certain related persons are not limited in amount or subject to any cap. If we are required to indemnify Liberty Media, its subsidiaries or such related persons under the circumstances set forth in the tax sharing agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.

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

John C. Malone owns shares of our common stock representing approximately 48.3% of our aggregate voting power, which may be deemed to put him in a position to influence significant corporate actions and may discourage others from initiating a potential change of control transaction that may be beneficial to our stockholders.

Dr. Malone beneficially owns shares of our common stock representing the power to direct approximately 48.3% of the aggregate voting power of our common stock. The Company and Dr. Malone have not entered into any arrangements that prohibit or limit his ability to acquire additional shares of our common stock, and therefore Dr. Malone could acquire beneficial ownership of (x) 346,106 additional shares of BATRA or (y) 322,440 additional shares of BATRB (which represents all of the outstanding shares of BATRB that were not owned by Dr. Malone as of immediately following the Split-Off) and 23,666 additional shares of BATRA to control approval of general matters submitted to stockholders for approval, pursuant to which holders of shares of BATRA and BATRB would vote together as a single class. Dr. Malone may continue to be deemed to be in a position to influence significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets. This concentration of ownership could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. Pursuant to the Malone Voting Agreement, Terrence F. McGuirk was granted proxy rights to 887,079 BATRB shares held by Dr. John C. Malone (and directly by JCM AB LLC) and the right to exercise control over the voting of such shares on routine matters in August 2024. However, Dr. Malone retains his voting rights over non-routine matters, including, but not limited to, the approval of any merger, takeover or other change of control transaction.

Factors Relating to Our Business

Our business’ financial success depends, in large part, on the Braves achieving on-field success.

Our financial results depend in large part on the ability of the Braves to achieve on-field success. The team’s successes generate significant fan enthusiasm, resulting in sustained ticket, premium seating, concession and merchandise sales, and greater shares of local television and radio audiences during that period. Furthermore, participation in MLB’s postseason provides the franchise with additional revenue and income, primarily derived from games played at the Braves’ home stadium. The Braves appeared in 2 out of 18 potential postseason games in 2024, 4 out of 18 potential postseason games in 2023 and 4 out of 17 potential postseason games in 2022. Net revenue from postseason play (after reduction for allocable postseason share payments) was approximately $2.0 million, $11.3 million, and $8.4 million in 2024, 2023 and 2022, respectively. While the Braves have made the MLB postseason during nine of the past thirteen seasons, and were the 2021 World Series Champions, there can be no assurance that the team will perform well or qualify for postseason play during the next season or any season thereafter. Poor on-field performance by the Braves is likely to adversely affect our financial performance.

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

A significant portion of our financial results is dependent upon the on-field success of the Braves and injuries to players pose risk to that success. In addition, the Braves are currently scheduled to play 81 regular season road games each year, requiring players and members of the coaching staff to travel using charter carriers. The Braves’ extensive travel schedule exposes its players and coaching staff to the risk of travel-related accidents and injuries. An injury sustained by a key player, or an injury occurring at a key point in the season, could negatively impact the team’s performance and decrease the likelihood of postseason play. An injury sustained by a popular player could negatively impact fan enthusiasm, which could negatively impact ticket sales and other sources of revenue. Furthermore, after the start of each season, all MLB players under contract are generally entitled to all of their contract salary for the season, even after sustaining an injury (subject to certain rights of the Braves). Having to compensate a player who is unable to perform for a substantial period of the season, as well as the replacement for the injured player, could create a significant financial burden for the Braves. Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of December 31, 2024, amounts payable annually under such contracts aggregated to $221.1 million in 2025, $169.2 million in 2026, $120.9 million in 2027, $105.2 million in 2028, $63.1 million in 2029 and $83.2 million, combined, thereafter. The Braves may or may not elect to obtain disability insurance for their players signed to multiyear contracts to partially mitigate these risks, but there can be no assurance that even if obtained that such insurance will compensate for all or substantially all of the costs associated with player injuries and such insurance would not serve to mitigate any potential negative impact on the team’s performance and revenue.

Focus on team performance, and decisions by management, may negatively impact financial results in the short-term.

Management of Braves Holdings focuses on making operational and business decisions that enhance the on-field performance of the Braves and this may sometimes require implementing strategies and making investments that may negatively impact short-term profit for the sake of immediate on-field success. For example, in order to improve the short-term performance of the team, management may decide to make trades for highly compensated players and sign free agents or current players to high value contracts, which could significantly increase operating expenses for a given year, and which could adversely impact the trading price of our common stock. In addition, to the extent higher salaries must be paid in order to retain talented players, the Braves may be subject to the Competitive Balance Tax imposed by the CBA if the Braves’ aggregate average payroll exceeds the predetermined thresholds contained in the CBA. The Braves were required to pay the Competitive Balance Tax for the 2024 and 2023 seasons. For more information about the Competitive Balance Tax, see “Item 1. Business - MLB Rules and Regulations - Collective Bargaining Agreement” and “Item 1. Business - MLB Rules and Regulations - Competitive Balance Provisions.” Alternatively, management may decide to focus on longer-term success by investing more heavily in the recruiting and development of younger and less expensive talent, which may negatively affect the team’s current on-field success and in turn could have a negative impact on ticket sales and other sources of revenue. We must also comply with all MLB rules and decisions. MLB has significant authority over MLB teams and must act in the best interests of MLB as a whole. Such rules and decisions may be inconsistent with strategies adopted by management and may have a negative effect on the near-term value of our common stock.

Our ability to retain and attract key personnel could adversely impact our success.

There is substantial competition within the market for key personnel, including senior management and other qualified employees. Our commercial success is dependent on the abilities and reputation of senior management within the industries in which we operate, which could be difficult to replicate. We continually work to hire, develop and incentivize other qualified employees and believe we have constructed a strong management team to surround and support senior management. However, the loss of key personnel or the inability to attract and retain key personnel could have a material adverse effect on our results.

The organizational structure of MLB and its rules and regulations impose substantial restrictions on our and our subsidiaries’ operations.

As a condition to maintaining its MLB membership, each MLB Club must comply with the rules and regulations adopted by MLB, as well as a series of other agreements and arrangements that govern the operation and management of an MLB Club (collectively, the “MLB Rules and Regulations”). See “Item 1. Business - MLB Rules and Regulations.” For example, each MLB Club is subject to the Major League Constitution, the Major League Rules and the CBA. In addition, each MLB Club is required to appoint one person who is acceptable to MLB and the other MLB Clubs and who has significant authority over club operations and the club’s interaction with MLB (the “Control Person”). Pursuant to the MLB Rules and Regulations and the CBA, an MLB Club must comply with, among other things, limitations on the amount of debt it can incur, revenue sharing arrangements with other MLB Clubs, commercial arrangements with regard to the national broadcasting of its games and other programming and commercial arrangements relating to the use of its intellectual property. Additionally, the vote of 75% of the MLB Clubs is required for the approval of the sale of any MLB Club or relocation of a franchise to another city.

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

Our business is dependent upon the efforts of unionized workers. MLB players are covered by the CBA. MLB has experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or protests or management lockouts. MLB has also had disputes with the labor union representing the major league umpires, which have resulted in strikes and the need to use replacement umpires. MLB experienced a players’ strike during the 1994 season, which resulted in a regular season that was shortened and the cancelation of the World Series. In December 2021, the previous collective bargaining agreement expired and MLB commenced a lockout of the Major League players. As a result of the lockout, the start of the 2022 regular season was delayed until the MLB Clubs reached a tentative agreement in March 2022 on the terms of the CBA in a Memorandum of Understanding and the regular season began in April. See “Item 1. Business - MLB Rules and Regulations - Collective Bargaining Agreement.” The CBA covers the 2022 through 2026 MLB seasons. Any labor disputes, such as players’ strikes, protests or lockouts, could postpone or cancel MLB games. No revenue will be recognized for cancelled games and the impact may have a material negative effect on our business and results of operations.

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

Viewership of professional baseball has experienced declines in recent years and, although recent declines have seen some recovery, any future decline in television ratings or attendance for MLB as a whole could have an adverse effect on our financial results. The Braves compete for entertainment and advertising dollars with other sports and entertainment activities. During parts of the MLB regular season, the Braves experience competition from college football, professional basketball (the Atlanta Hawks), professional football (the Atlanta Falcons) and professional soccer (the Atlanta United FC). As sporting and entertainment trends change, fans may be drawn to other spectator sports and entertainment options, in spite of on-field success by the Braves.

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

In recent years, certain regional sports networks have experienced financial difficulties. For example, Diamond Sports Group, a subsidiary of Sinclair Broadcasting Group which licenses and distributes sports content in various regional markets including the Braves games (other than nationally televised games), filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of Texas. While Diamond Sports Group completed its financial restructuring and has emerged from bankruptcy effective January 2025 as Main Street Sports Group, and provided all payments to Braves Holdings during bankruptcy, any difficulties in connection with the reemergence from bankruptcy or any other continued financial difficulties may have a material unfavorable impact on our revenue or results from operations in the future.

Our ability to incur indebtedness to fund our operations will be limited, which could negatively impact our operations.

Braves Holdings generally funds its operating activities through cash flow from operations and two credit facilities, with a combined borrowing capacity of $275.0 million. As of December 31, 2024, there were no amounts outstanding under these credit facilities. If cash flows become insufficient to cover operating or capital needs, we may be required to take on additional indebtedness, but applicable CBA rules limit the aggregate amount of indebtedness that the Braves may incur. See “Item 1. Business – MLB Rules and Regulations – Collective Bargaining Agreement” and “Business – MLB Rules and Regulations – Debt Service Rule.” Following our separation from Liberty Media, we do not have access to Liberty Media’s capital or credit and our ability to obtain significant financing on favorable terms, or at all, may be more limited as a standalone company than as a subsidiary of Liberty Media. Due to our size and current indebtedness, together with our assets and operating cash flow, we may be unable to support any significant financing in the future.

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

Our holding company structure could restrict access to funds of our subsidiaries that may be needed to pay third-party obligations.

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

The Stadium Operating Agreement is terminable by Cobb County and the Cobb-Marietta Coliseum and Exhibit Hall Authority upon the occurrence of certain events of default, including, subject to certain exceptions and applicable cure periods: (i) failure of the Braves to pay any amount due and owing under the Stadium Operating Agreement, including the annual license fees, within ten business days after written notice; (ii) failure of the Braves to perform any material agreement or provision of the Stadium Operating Agreement; (iii) the Braves failure to guarantee certain other payment and performance obligations relating to the construction and maintenance of Truist Park; and (iv) failure by the Braves to play all home games at Truist Park. The Stadium Operating Agreement provides that any termination of the agreement will not be effective until the conclusion of the then current MLB season, including any applicable postseason games. The Stadium Operating Agreement also grants the Braves a right of first refusal in connection with any sale by Cobb County and the Cobb-Marietta Coliseum and Exhibit Hall Authority of their interests in Truist Park and provides the Braves with an exclusive option to purchase Truist Park during the twelve-month period ending six months prior to the expiration or termination of the Stadium Operating Agreement.

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

Braves Holdings has, directly or indirectly through subsidiaries, taken on a significant level of debt and increased expenses related to the development of Truist Park, the Mixed-Use Development and our spring training facility. As of December 31, 2024, Braves Holdings had approximately $197.9 million outstanding under various debt instruments for construction and other stadium-related costs, $392.2 million outstanding under various credit facilities and loans for the Mixed-Use Development and $30.0 million outstanding under a credit facility for the spring training facility. Continued construction and development expenditures will increase our costs and indebtedness in the near term, which could have a negative impact on Braves Holdings’ credit worthiness and the value of our common stock.

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

Risks associated with real estate development projects, such as the Mixed-Use Development, relate to, among other items, adverse changes in national market conditions (which can result from political, regulatory, economic or other factors), increases in interest rates, competition for, and the financial condition of, tenants, the cyclical nature of property markets, adverse local market conditions, changes in the availability of debt financing, real estate tax rates and other operating expenses, zoning laws and other governmental rules and fiscal policies, energy prices, population trends, risks and operating problems arising out of the presence of certain construction materials, acts of God, uninsurable losses and other factors which are beyond the control of the developer and may make the underlying investments economically unattractive. Development activities also involve the risk that construction may not be completed within budget or on schedule because of cost overruns, work stoppages, shortages of building materials, the inability of contractors to perform their obligations under construction contracts, defects in plans and specifications or various other factors, including natural disasters, which may be exacerbated by climate change. As a result, we may not be able to fully realize the projected long-term returns and benefits of our real estate development efforts. Any of these risks could result in substantial unanticipated delays or expenses associated with the Mixed-Use Development, which could have an adverse effect on our financial condition and suppress the value of our common stock.

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

At any time, any Mixed-Use Development lessee may experience a downturn in its business that may weaken its operating results or overall financial condition. As a result, such lessee may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. The bankruptcy or insolvency of a Mixed-Use Development lessee could diminish the revenue we receive as a result of a lease termination or other concessions, such as reduced rent payable, and our ability to seek payment for unpaid future rent would be substantially limited, if not eliminated. Any lessee bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in material losses to us and could adversely affect our cash flow from operations and our ability to service our indebtedness, which could also negatively impact the value of our common stock.

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

Penetration of our information systems or other misappropriation or misuse of personal or sensitive information and data, including credit card information and other personally identifiable information, could subject us to increased costs, litigation, actions from governmental authorities, reputational harm (which could negatively impact future revenues), and financial or other liabilities. In addition, security breaches, incidents or the inability to protect information could lead to ticketing fraud and counterfeit tickets.

Additionally, we rely on technology, such as our information systems, content distribution systems, ticketing systems, and payment processing systems, as well as technology and information systems of third-party vendors, to conduct our business. Disruptions, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive software, process breakdowns, potential disruptions from software updates (including due to inadequate testing of updates), denial of service attacks or other malicious activities, as well as power outages, natural or other disasters (including extreme weather), terrorist activities or human error, may affect the information systems and services we utilize and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data (of third parties or employees) contained on such systems. The techniques used to access, disable or degrade service or sabotage systems change frequently and continue to become more sophisticated and targeted, and the increasing use of artificial intelligence may intensify cybersecurity risks. While we and our vendors and broadcasting partners continue to develop, implement and maintain security measures seeking to identify and mitigate cybersecurity risks, including unauthorized access or misuse, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring. We increasingly rely on third-party vendors to provide technology-related services and, while we thoroughly evaluate such vendors and their capabilities and processes for mitigating risk, we cannot be certain that any incident experienced by our vendors will not have a material impact on us.

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

For example, California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued regulations and guidance regarding the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and expands the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions became effective on January 1, 2023. In addition, Virginia enacted the Consumer Data Protection Act in March 2021, which regulates the handling of personal data and became effective on January 1, 2023, and Colorado enacted a personal data protection law in July 2021, the Colorado Privacy Act, which took effect on July 1, 2023. Utah and Connecticut also have enacted consumer privacy statutes. Other states in the U.S. are also separately proposing laws to regulate privacy and security of personal data. Our failure, and/or the failure by the various third-party vendors and service providers with which we do business, to comply with applicable privacy policies or federal or state laws or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation and the reputation of their third-party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we or our business affiliates may not have adequate insurance coverage to compensate for losses.

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

At December 31, 2024, we had a deferred tax asset attributable to state net operating losses and federal and state disallowed business interest carryforwards of $22.2 million and we may carry forward our state net operating losses and federal and state disallowed business interest deductions in certain circumstances to offset current and future taxable income and reduce our income tax liability, subject to certain requirements and restrictions. Under certain state laws, our ability to use our state net operating loss and disallowed business interest carryforwards could be substantially limited. These limits could impact the timing of the usage of our state net operating loss and disallowed business interest carryforwards, thus accelerating state cash tax payments or causing certain state net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset.

Factors Relating to Ownership of Our Common Stock and the Securities Market

Our multi-series structure may depress the trading price of the shares of our common stock.

Our multi-series structure may result in a lower or more volatile market price of the shares of our common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-series share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock from being added to these indices. Any such exclusion from indices could result in a less active trading market for, and adversely affect the value of, the shares of our common stock, in part because mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in the shares of our common stock. In addition, several stockholder advisory firms have announced their opposition to the use of multiple-class structures. As a result, the multi-series structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by proxy advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of the shares of our common stock.

It may be difficult for a third-party to acquire us, even if doing so may be beneficial to our stockholders.

Certain provisions of our restated charter and bylaws may discourage, delay or prevent a change in control of us that a stockholder may consider favorable. These provisions include the following:

●	(i) no person may own 10% or more of the number of outstanding shares of our common stock and (ii) no person may (A) own 50% or more of the number of outstanding shares of our common stock or (B) have the ability to exercise control over our business affairs unless, in the case of clause (i) or clause (ii), such person is expressly approved by MLB (which, in the case of clause (i), includes GAMCO Investors, Inc.) or qualifies as an exempt person (which includes Terence F. McGuirk, our Chairman, President and Chief Executive Officer, Gregory B. Maffei, John C. Malone, or any person approved by MLB as the Control Person of the Braves and certain related persons of the foregoing);
●	authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, a Series A that entitles the holders to one vote per share, and a Series C that, except as otherwise required by applicable law, entitles the holders to no voting rights;
●	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;
●	limiting who may call special meetings of stockholders;
●	prohibiting stockholder action by written consent (subject to certain exceptions), thereby requiring stockholder action to be taken at a meeting of the stockholders;
●	requiring stockholder approval by holders of at least 66⅔% of our voting power with respect to certain extraordinary matters, such as a merger or consolidation of us, a sale of all or substantially all of our assets or an amendment to our restated charter (except in the event approved by at least 75% of our board of directors);

●	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
●	the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our board of directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

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

To comply with the policies of MLB, our restated charter provides that, subject to certain exceptions: (i) employees of MLB and related entities may not own our common stock, (ii) persons who are owners, stockholders, directors, officers or employees of any MLB Club other than the Braves may not own 5% or more of the number of outstanding shares of our common stock, (iii) no person may own 10% or more of the number of outstanding shares of our common stock and (iv) no person may (A) own 50% or more of the number of outstanding shares of our common stock or (B) have the ability to exercise control over our business affairs unless, in the case of clause (iii) or clause (iv), such person is expressly approved by MLB (which, in the case of clause (iii), includes GAMCO Investors, Inc.) or qualifies as an exempt holder (which includes Terence F. McGuirk, our Chairman, President and Chief Executive Officer, Gregory B. Maffei, John C. Malone, or any person approved by MLB as the Control Person of the Braves and certain related persons of each of the foregoing). In the event that a holder attempts to acquire shares of our common stock in violation of these restrictions, the applicable excess shares will automatically be transferred to a trust whereby such shares shall be held for the benefit of the excess share transferor, and subject to the ownership or control thresholds described in the above clauses (ii), (iii) and (iv) which is purported to be breached, such excess shares may be sold for cash, on the open market, in privately negotiated transactions or otherwise, except that to the extent the purported transfer is in violation of clause (iv)(B), then such excess shares that are shares of BATRB will first be converted to shares of BATRA. No assurance can be given that the trust will be able to sell the shares at a price that is equal to or greater than the price paid by the holder. In addition, the holder’s right to receive the net proceeds of the sale, as well as any dividends or other distributions to which the holder would otherwise be entitled, will be subject to the holder’s compliance with the applicable mechanics included in our restated charter.

In addition to the influence Dr. Malone, or Mr. McGuirk as proxy as a result of the Malone Voting Agreement, could exercise in respect of his voting power (see “- Factors Relating to our Corporate History and the Split-Off - Dr. Malone owns shares of our common stock representing approximately 48.3% of our aggregate voting power, based on the number of shares of our common stock outstanding as of January 31, 2025), which may be deemed to put him in a position to influence significant corporate actions and may discourage others from initiating a potential change of control transaction that may be beneficial to our stockholders.”), the share ownership limitations and MLB approvals required for certain transfers of shares of our common stock, in each case included in our restated charter, may have an anti-takeover effect, potentially discouraging third parties from making proposals for acquisitions of greater than 10% of our common stock or a change of control transaction. In addition, if MLB does not provide approval of a specific transaction, these provisions could prevent a transaction in which holders of our common stock might receive a premium for their shares over the then-prevailing market price or which our board of directors or stockholders might believe to be otherwise in the best interest of us and our stockholders.

In the future, we may be deemed a “controlled company” under The Nasdaq Stock Market listing standards, and our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

If more than 50% of the voting power for the election of directors of the Company is held by an individual, a group, or another company, we may qualify as a “controlled company” under The Nasdaq Stock Market listing requirements. In the future, Dr. Malone, together with his affiliates, or any group members, may control a majority of the voting power of our outstanding stock (see “- Factors Relating to our Corporate History and the Split-Off - Dr. Malone owns shares of our common stock representing approximately 48.3% of our aggregate voting power, based on the number of shares of our common stock outstanding as of January 31, 2025). As a result, we may be deemed a “controlled company” and would not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

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

Principles of Nevada law and the provisions of our restated charter may protect decisions of our board of directors that weigh interests different from those of the holders of our common stock, or any series thereof, or that have a disparate impact upon holders of any series of our common stock. Under Nevada law, the board of directors has the duty to exercise its powers in good faith and with a view to the interests of the corporation. In doing so, the board of directors may consider all relevant facts, circumstances, contingencies or constituencies, including, without limitation, the interests of the corporation’s employees, suppliers, creditors or customers; the economy of the state or the nation; the interests of the community or of society; the long-term or short-term interests of the corporation, including the possibility that these interests may be best served by the continued independence of the corporation; or the long-term or short-term interests of the corporation’s stockholders, including the possibility that these interests may be best served by the continued independence of the corporation. Directors may consider or assign weight to the interests of any particular person or group, or to any other relevant facts, circumstances, contingencies or constituencies and are not required to consider, as a dominant factor, the effect of a proposed corporate action upon any particular group or constituency having an interest in the corporation. Under the principles of Nevada law referred to above and Nevada’s codified business judgment rule (which provides that directors and officers, in deciding upon matters of business, are presumed to act in good faith, on an informed basis and with a view to the interests of the corporation), you may not be successful in challenging these decisions if a majority of our board of directors is disinterested, independent and adequately informed with respect to decisions of the board and acts in good faith and in the honest belief that the board is acting in the best interests of the corporation.

General Risk Factors

Weak or uncertain economic conditions may impact our business, including reduced consumer demand for products, services and events offered by us.

A weak or uncertain economy and any recession could adversely affect demand for our products, services and events. A substantial portion of our revenue is derived from discretionary spending by individuals on tickets, including postseason games, concessions, merchandise, suites and premium seat fees, which typically falls during times of economic instability. In addition, weak or uncertain economic conditions and reductions in discretionary spending may adversely impact the demand for products and services of our Mixed-Use Development lessees which may weaken the financial condition of such lessees. As a result, such lessees may delay lease commencement, fail to make rental payments or become insolvent. See “- Negative market conditions or adverse events affecting existing or potential lessees of the Mixed-Use Development or the industries in which they operate, could have an adverse impact on our ability to attract new lessees, re-lease space, collect rent or renew leases at the Mixed-Use Development, which could adversely affect our cash flow from operations and inhibit growth” above. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Furthermore, during periods of high inflation, our operational costs (including labor costs)

may increase, or our customers’ discretionary income may be adversely impacted. We are currently unable to predict the extent of any of these potential adverse effects in the future.

Our directors and officers have significant protections from individual liability under Nevada law.

Nevada law has a provision limiting or eliminating the individual liability of both directors and officers unless the articles of incorporation provide for greater liability, which our restated charter does not. A director or officer of a Nevada corporation is not individually liable to us or our stockholders or creditors for acts or omissions as a director or officer, unless:

●	the statutory presumption that such director or officer acted in good faith, on an informed basis and with a view to the interests of the corporation has been rebutted; and
●	it is proven both that the act or omission constituted a breach of a fiduciary duty as a director or officer and that such breach involved intentional misconduct, fraud or a knowing violation of law.

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

These choice of forum provisions may otherwise limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Stockholders who do bring a claim in the Nevada Eighth Judicial District Court could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Las Vegas, Nevada. The Nevada Eighth Judicial District Court may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Similarly, the federal district courts may also reach different judgments in Securities Act cases than state courts. Alternatively, if a court were to find the choice of forum provision contained in our restated charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Our internal controls around accounting and financial reporting may not be adequate to ensure complete, accurate and timely reporting of our financial position, results of operations, comprehensive earnings and cash flows, in which case our business may be harmed, our stock price could be adversely affected, and we may otherwise experience other adverse consequences.

The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. Any failure to achieve and maintain effective internal controls could cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could adversely affect our business generally and lead to other adverse consequences, including, without limitation, the loss of investor confidence in us, reduction of our stock price, and exposure to litigation or government investigations and/or sanctions.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Due to the utilization of technology, Atlanta Braves Holdings is subject to material risks from cybersecurity threats. Accordingly, we have committed to protecting the security and integrity of our systems, networks, databases and applications and, as a result, have implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats.

Cybersecurity risks are assessed as part of our enterprise risk assessment and risk management program and our cybersecurity risk management program is designed and assessed based on recognized frameworks, including the National Institute of Standards and Technology Cybersecurity Framework.

We rely on a multidisciplinary team, including our information security function, legal department, management, and third-party consultants, as described further below, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods, including using manual and automated tools such as vulnerability scanning software, monitoring existing and emerging cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits and assessments, and conducting threat and vulnerability assessments.

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

In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have cybersecurity incident response frameworks in place to respond in a timely and appropriate manner. These frameworks are a set of coordinated procedures and tasks that our incident response teams execute with the goal of ensuring timely and accurate identification, resolution and reporting of cybersecurity incidents both internally and externally, as necessary.

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

For additional information on our cybersecurity risks, see “Data loss or other breaches or disruptions of our information systems and information system security could materially harm our business and results of operations." in Part I, Item 1A – “Risk Factors” of this Annual Report on Form 10-K.

Governance

Role of the Board of Directors

Our board of directors has overall responsibility for risk oversight and has delegated to the Audit Committee primary enterprise risk oversight responsibility, including privacy and cybersecurity risk exposures, policies and practices, the steps management takes to detect, monitor and mitigate such risks and the potential impact of those exposures on our business, financial results, operations and reputation. The Audit Committee receives quarterly updates on the enterprise risk management program the CESC (as defined below) including cybersecurity risks and the initiatives undertaken to identify, assess and mitigate such risks. This cybersecurity reporting may include threat and incident reporting, vulnerability detection reporting, risk mitigation metrics, systems and security operations updates, employee education initiatives, and internal audit observations, if applicable.

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

Role of Management

We have established a cross functional Cybersecurity Executive Steering Committee (“CESC”) led by our Senior Vice President (“SVP”) and Head of Technology Services, Chief Legal Officer, Chief Financial Officer and other executives from our Legal, Accounting, Cybersecurity and Facilities departments. The CESC meets at least quarterly and has primary management oversight responsibility for assessing and managing information security, data protection and privacy, and cybersecurity risks.

Our SVP and Head of Technology Services, together with the Director Cybersecurity and IT Infrastructure, is responsible for day-to-day management and oversight of our cybersecurity, including assessing, monitoring and mitigating cybersecurity risk. The SVP and Head of Technology Services provides regular reporting to Braves Holdings executive management, the CESC and the Audit Committee.

A Compliance Committee has also been established and is responsible for overseeing and monitoring all corporate compliance initiatives at Braves Holdings, including cybersecurity. The Compliance Committee is composed of members of the CESC as well as the Braves Holdings executive leadership team, including the President and Chief Executive Officers of the Baseball and Development divisions, Chief Financial Officer and Chief Legal Officer. The SVP and Head of Technology Services provides periodic updates to the Compliance Committee on cybersecurity risks and initiatives as well as any cybersecurity events, as applicable.

Our management team’s experience includes a diverse background in telecom, financial services and other industries, with decades of experience in various aspects of technology and cybersecurity. Our SVP and Head of Technology Services has more than 30 years of leadership experience, including delivering technology solutions and designing and building new business strategies in regulated businesses and our Director Cybersecurity and IT Infrastructure has more than 20 years of cybersecurity and information technology experience and is a Certified Information System Security Professional. Together this management team has worked at a variety of companies, including large publicly traded companies, implementing and managing IT and cybersecurity programs and teams, developing tools and processes to protect internal networks, business applications, customer facing applications and customer payment systems.

Item 2. Properties

Prior to the Corporate Governance Transition and in connection with the Split-Off, a wholly-owned subsidiary of Liberty entered into a facilities sharing agreement with Atlanta Braves Holdings, pursuant to which Atlanta Braves Holdings shared principal office facilities with Liberty located at 12300 Liberty Boulevard, Englewood, Colorado, 80112. Subsequent to the Corporate Governance Transition, Atlanta Braves Holdings principal office facilities have been relocated to 755 Battery

Avenue SE, Atlanta, Georgia, 30339. The principal office facilities are located within Truist Park, which is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority.

Baseball

For a description of property used and operated in connection with the Baseball segment, see “Item 1. Business— Braves Facilities”

Mixed-Use Development

The Battery Atlanta is situated on 82 acres of land in Cobb County, Georgia, including the 16 acres that Truist Park resides on, and has been developed into 1.5 million square-feet of leasable area, not including 0.5 million square-feet associated with apartment residences sold in 2018.

For further description of the property used and operated in connection with the Mixed-Use Development segment, inclusive of the land under development adjacent to CoolToday Park, see “Item 1. Business—The Battery Atlanta.”

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

The following table sets forth the range of high and low sale prices of our Series B common stock for the periods they were outstanding during the year ended December 31, 2024. There is no established public trading market for our Series B common stock, which is quoted on the OTC Markets. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Atlanta Braves Holdings, Inc.
	Series B (BATRB)
	High	Low
2023
Third quarter (after July 18, 2023)	$63.00	59.00
Fourth quarter	$51.50	45.00

2024
First quarter	$50.25	42.00
Second quarter	$50.25	46.25
Third quarter	$59.99	42.51
Fourth quarter	$53.00	51.25

Holders

As of January 31, 2025, there were 5,051, 26 and 667 record holders of our Series A, Series B and Series C common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one stockholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the three months ended December 31, 2024. During the three months ended December 31, 2024, zero shares of Atlanta Braves Holdings Series A, Series B or Series C common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Explanatory Note

On July 18, 2023, Liberty Media Corporation (“Liberty” or “Liberty Media”), the then current parent organization of Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings,” “the Company,” “us,” “we,” or “our”) completed the previously announced redemption of each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of the Company (the “Split-Off”). The Split-Off was intended to be tax-free to holders of Liberty Braves common stock and in September 2024, the Internal Revenue Service completed its review of the Split-Off and notified Liberty that it agreed with the non-taxable characterization of the transaction. In September 2024, the then-current officers of the Company (with limited exceptions) stepped down from their officer positions and members of its wholly-owned subsidiary Braves Holdings, LLC (“Braves Holdings”) assumed these roles (the “Corporate Governance Transition”). The Company is comprised of the businesses, assets and liabilities of Braves Holdings and corporate cash.

The intergroup interests in the Liberty Braves Group held by subsidiaries of Liberty prior to the Split-Off were settled through attribution of Atlanta Braves Holdings Series C common stock and subsequently sold in the secondary market. Atlanta Braves Holdings did not receive any of the proceeds from the sale of our common stock by these subsidiaries of Liberty. Following this transaction, neither Liberty nor Atlanta Braves Holdings has any continuing stock ownership, beneficial or otherwise, in the other.

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

The Mixed-Use Development segment includes retail, office, hotel and entertainment operations primarily within The Battery Atlanta (the “Mixed-Use Development”). The Mixed-Use Development segment derives revenue primarily from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships throughout the year.

Strategies and Challenges

Executive Summary

The financial results of Atlanta Braves Holdings depend in large part on the ability of the Braves to achieve on-field success. The team’s successes generate significant fan enthusiasm, resulting in sustained ticket, premium seating, concession and merchandise sales, and greater shares of local broadcasting audiences. Management focuses on making operational and business decisions that enhance the on-field performance of the Braves and this may sometimes require implementing strategies and making investments that may negatively impact short-term profitability for the sake of immediate on-field success.

Braves Holdings, affiliated entities and third-party development partners, developed a significant portion of the land around Truist Park, the Braves’ stadium, creating a 2.25 million square-foot mixed-use complex that features retail, residential, office, hotel and entertainment opportunities, known as The Battery Atlanta. We believe that the continued development and operations of The Battery Atlanta will result in increased game attendance as well as office and retail rental income (including overage rent and tenant reimbursements), and income from parking and corporate sponsorships throughout the year.

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

The Mixed-Use Development segment includes retail, office, hotel and entertainment operations primarily within The Battery Atlanta. The Battery Atlanta derives revenue primarily from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships throughout the year.

Current Trends Affecting Our Business

The ability of Atlanta Braves Holdings to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Future performance is dependent in part on general economic conditions and the effect of those conditions on our customers. Weak economic conditions may lead to lower ticket demand for baseball events, which would also negatively affect concession and merchandise sales, and lower levels of advertising sponsorships. While Atlanta Braves Holdings is currently unable to predict the extent of any of these potential adverse effects as of December 31, 2024, Atlanta Braves Holdings does not believe that its operations have been materially impacted by recent inflationary pressures.

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

A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to 2022 can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

	Years ended December 31,
	2024	2023

	dollar amounts in thousands
Baseball revenue	$595,430	581,671
Mixed-Use Development revenue	67,318	58,996
Total revenue	662,748	640,667
Operating costs and expenses:
Baseball operating costs	(504,146)	(482,391)
Mixed-Use Development costs	(9,762)	(8,834)
Selling, general and administrative, excluding stock-based compensation	(109,157)	(111,681)
Stock-based compensation	(16,519)	(13,221)
Impairment of long-lived assets and other related costs, net of insurance recoveries	—	—
Depreciation and amortization	(62,829)	(70,980)
Operating income (loss)	(39,665)	(46,440)
Other income (expense):
Interest expense	(38,789)	(37,673)
Share of earnings (losses) of affiliates, net	30,460	26,985
Realized and unrealized gains (losses) on intergroup interests, net	—	(83,178)
Realized and unrealized gains (losses) on financial instruments, net	3,424	2,343
Gains (losses) on dispositions, net	—	2,309
Other, net	8,629	6,496
Earnings (loss) before income taxes	(35,941)	(129,158)
Income tax benefit (expense)	4,673	3,864
Net earnings (loss)	$(31,268)	(125,294)

Adjusted OIBDA(1)	$39,683	37,761

Regular season home games	81	81
Postseason home games	—	2
Average number of attendees per regular season home game	28,469	32,542
(1)	Adjusted OIBDA is a non-GAAP financial measure. See “Non-GAAP” Adjusted OIBDA” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most comparable GAAP measure.

Baseball revenue. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue. The following table disaggregates baseball revenue by source:

	Years ended December 31,
	2024	2023

	amounts in thousands
Baseball event	$347,925	339,485
Broadcasting	166,094	160,944
Retail and licensing	47,754	51,533
Other	33,657	29,709
Total Baseball	$595,430	581,671

Baseball revenue increased $13.8 million during the year ended December 31, 2024, as compared to the prior year, due to new sponsorship agreements and contractual rate increases on season tickets and existing sponsorship contracts, partially offset by reduced attendance at regular season home games and a reduction in ticket sales and concession revenue due to fewer postseason games in 2024. Broadcasting revenue increased $5.2 million during the year ended December 31, 2024, as compared to the prior year, primarily due to contractual rate increases. Retail and licensing revenue decreased $3.8 million during the year ended December 31, 2024, as compared to the prior year, due to a reduction in local revenue due to the decrease in regular season home game attendance and demand for City Connect and other apparel, partially offset by higher league-wide revenue. Other revenue, a component of baseball revenue, increased $3.9 million during the year ended December 31, 2024, as compared to the prior year, primarily due to an increase in spring training related revenue (ticket sales, concession revenue and other gameday related revenue), driven by increased attendance at spring training home games.

Mixed-Use Development revenue. Mixed-Use Development revenue is derived from the mixed-use facilities and primarily includes rental income and to a lesser extent, parking revenue and sponsorships. For the year ended December 31, 2024, Mixed-Use Development revenue increased $8.3 million, as compared to the prior year, primarily due to a $5.0 million increase in rental income and a $3.0 million increase in parking revenue. Increases in rental income for the year ended December 31, 2024, were primarily driven by $3.2 million in various new lease commencements and a $2.2 million increase in tenant recoveries, partially offset by a reduction in overage rent.

Baseball operating costs. Baseball operating costs primarily include costs associated with baseball and stadium operations. For the year ended December 31, 2024, baseball operating expenses increased $21.8 million, as compared to the prior year, primarily due to a $16.7 million increase under MLB’s revenue sharing plan and other shared expenses, a $6.3 million increase in minor league team and player expenses, and a $3.2 million increase in major league player salaries, partially offset by $3.0 million decrease in variable concession and retail operating expenses, due to reduced attendance at regular season home games during 2024.

Mixed-Use Development costs. Mixed-Use Development costs primarily include costs associated with maintaining and operating the mixed-use facilities. During the year ended December 31, 2024, Mixed-Use Development costs increased $0.9 million, as compared to the prior year, due to security and parking expenses and other various operating increases.

Selling, general and administrative, excluding stock-based compensation. Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense decreased $2.5 million for the year ended December 31, 2024, as compared to the prior year, primarily due to reduced transaction costs related to the Split-Off, partially offset by increased personnel costs as well as insurance, information technology and professional fees.

Stock-based compensation. For the year ended year ended December 31, 2024, stock-based compensation increased $3.3 million as compared to the prior year, mainly due to accelerated vesting for various awards in connection with the Corporate Governance Transition.

Depreciation and amortization. Depreciation and amortization decreased $8.2 million for the year ended December 31, 2024, as compared to the prior year, primarily due to various assets becoming fully depreciated.

Operating income (loss). Operating loss decreased $6.8 million during the year ended December 31, 2024, as compared to the prior year, due to the above explanations.

Non-GAAP Adjusted OIBDA. To provide investors with additional information regarding the Company’s financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flow provided by (used in) operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Years ended December 31,

	2024	2023

	amounts in thousands
Operating income (loss)	$(39,665)	(46,440)
Impairment of long-lived assets and other related costs, net of insurance recoveries	—	—
Stock-based compensation	16,519	13,221
Depreciation and amortization	62,829	70,980
Adjusted OIBDA	$39,683	37,761

Adjusted OIBDA is summarized as follows:

	Years ended December 31,

	2024	2023

	amounts in thousands
Baseball	$6,625	20,661
Mixed-Use Development	45,448	39,499
Corporate and Other	(12,390)	(22,399)
Total	$39,683	37,761

Consolidated Adjusted OIBDA increased $1.9 million during the year ended December 31, 2024 as compared to the prior year.

Baseball Adjusted OIBDA decreased $14.0 million during the year ended December 31, 2024 as compared to the prior year, primarily due to the fluctuations in baseball revenue and operating costs, as described above.

Mixed-Use Development Adjusted OIBDA increased $5.9 million during the year ended December 31, 2024 as compared to the prior year, primarily due to the increase in Mixed-Use Development revenue and costs, as described above.

Corporate and Other Adjusted OIBDA loss decreased $10.0 million during the year ended December 31, 2024 as compared to the prior year, primarily due to decreases in costs related to the Split-Off.

Interest Expense. Interest expense increased $1.1 million during the year ended December 31, 2024 as compared to the prior year, primarily due to increased interest rates on the Company’s variable rate debt and an increase in outstanding debt.

Share of earnings (losses) of affiliates, net. The following table presents Atlanta Braves Holdings’ share of earnings (losses) of affiliates, net:

	Years ended December 31,
	2024	2023

	amounts in thousands
MLB Advanced Media, L.P.	$20,015	19,747
Baseball Endowment, L.P.	5,147	2,114
Other	5,298	5,124
Total	$30,460	26,985

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

Other, net. Other, net income increased $2.1 million during the year ended December 31, 2024, as compared to the prior year, primarily due to increased interest and dividend income.

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Years ended December 31,
	2024	2023

	amounts in thousands
Earnings (loss) before income taxes	$(35,941)	(129,158)
Income tax benefit (expense)	4,673	3,864

During the year ended December 31, 2024, the Company recognized a tax benefit less than the expected federal tax rate of 21% due primarily to executive compensation that is not deductible for tax purposes.

During the year ended December 31, 2023, the Company recognized a tax benefit less than the expected federal tax rate of 21% due primarily to intergroup interest losses that are not deductible for tax purposes.

Net earnings (loss). The Company had net losses of $31.3 million and $125.3 million for the years ended December 31, 2024 and 2023, respectively. The change in net earnings (loss) was the result of the fluctuations in Atlanta Braves Holdings’ revenue, expenses and other gains and losses, as described above.

Liquidity and Capital Resources

As of December 31, 2024, the Company had $110.1 million of cash and cash equivalents. Substantially all of its cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

During the years ended December 31, 2024 and 2023, the Company’s primary uses of cash were capital expenditures, working capital requirements and debt service, funded primarily by cash from operations, distributions from equity method affiliates and new borrowings on construction loans.

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

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs, including the Braves Club Trust (the “Club Trust”). The maximum amount available to the Club Trust under the LWCF was $125.0 million as of December 31, 2024 which remains undrawn. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

MLB Facility Fund Revolver

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction. In May 2021, Braves Facility Fund LLC established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The commitment termination date, which is the repayment date for all amounts borrowed under the MLB facility fund – revolver, is July 10, 2026. The maximum amount available to Braves Facility Fund LLC under the MLB facility fund – revolver was $39.1 million as of December 31, 2024 and was fully drawn as of December 31, 2024.

TeamCo Revolver

A subsidiary of Braves Holdings is party to a Revolving Credit Agreement (the “TeamCo Revolver”), which provides revolving commitments of $150.0 million and matures in August 2029. The availability under the TeamCo Revolver as of December 31, 2024 was $150.0 million.

See note 6 to the accompanying consolidated financial statements for a description of all indebtedness obligations.

Off-Balance Sheet Arrangements and Material Cash Requirements

Information concerning the amount and timing of material cash requirements, both accrued and off-balance sheet, as of December 31, 2024, is summarized below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years

	amounts in thousands
Long-term debt (1)	$620,066	104,193	249,038	129,793	137,042
Interest payments (2)	116,856	26,305	41,881	17,339	31,331
Employment agreements (3)	762,744	221,141	290,082	168,321	83,200
Lease obligations	173,309	12,247	22,479	20,045	118,538
Other obligations (4)	33,213	4,393	7,112	4,648	17,060
Total consolidated	$1,706,188	368,279	610,592	340,146	387,171
(1)	Amounts are stated at the face amount at maturity and do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on the Company’s outstanding debt at December 31, 2024, (ii) assume the interest rates on the Company’s variable rate debt remain constant at the December 31, 2024 rates, (iii) include any impacts of outstanding interest rate swaps and (iv) assume that its existing debt is repaid at maturity.
(3)	The Braves have entered into long-term employment contracts with certain of their players (current and former), coaches and employees. Amounts due under such contracts as of December 31, 2024 aggregated $762.7 million. In addition, certain players, coaches and executives may earn incentive compensation under the terms of their employment contracts. The Braves are under no legal obligation to pay Major League player salaries during any period that players do not render services during a labor dispute.
(4)	Amounts include obligations for capital maintenance of Truist Park and software contracts.

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

As of December 31, 2024, the Company had $175.8 million of goodwill and $123.7 million of franchise rights. The Company’s goodwill and franchise rights are both entirely allocated to the Baseball reportable segment. The Company performs its annual assessment of the recoverability of its indefinite-lived intangible assets in the fourth quarter each year, or more frequently if events and circumstances indicate impairment may have occurred. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The accounting guidance also allows entities the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of its reporting units. The Company considers whether there are any negative macroeconomic conditions, industry-specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

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

As of December 31, 2024, we had $173.5 million aggregate principal amount of floating rate debt with a weighted average interest rate of 6.2% and $446.6 million aggregate principal amount of fixed rate debt with a weighted average interest rate of 4.4%.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Atlanta Braves Holdings, Inc. are filed under this Item, beginning on Page II-16. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and its Chief Financial Officer (the “Executives”), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Effective September 1, 2024, as described in note 1 in the accompanying notes to the consolidated financial statements, Liberty began transitioning certain general and administrative services previously provided by Liberty to the new members of management of Atlanta Braves Holdings, including legal, tax, accounting, treasury, information technology, cybersecurity, internal audit and investor relations support. As part of that transition, the then-current officers of the Company (with limited exceptions) stepped down from their officer positions, effective August 31, 2024, and certain members of the Braves operating team assumed these roles effective September 1, 2024. As a result of the transition, internal controls over financial reporting have materially changed as executive oversight transitioned to the new Atlanta Braves Holdings officers and the new members of management of Atlanta Braves Holdings began to perform certain accounting, financial reporting, treasury, tax and entity level internal controls over financial reporting previously performed by members of Liberty management. The impacted processes have remained generally consistent through the transition to the new control operators, and other than the transition of these internal controls over financial reporting to new process and control operators, the existing control environment has not materially changed.

See page II-12 for Management’s Report on Internal Control Over Financial Reporting.

See page II-13 for Report of Independent Registered Public Accounting Firm for their attestation regarding the effectiveness of our internal control over financial reporting.

There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page II-13 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Atlanta Braves Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Atlanta Braves Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive earnings (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Atlanta, Georgia
March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Atlanta Braves Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlanta Braves Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive earnings (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over certain baseball event revenue

As discussed in Note 2 to the consolidated financial statements, baseball event revenue and broadcasting revenue are two primary sources of baseball revenue. The Company derives a portion of baseball event revenue from gameday tickets and season ticket arrangements, for which performance obligations are satisfied as the related benefits are delivered to each customer during the regular season. When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The Company recognized baseball event revenue of $347.9 million for the year ended December 31, 2024, a portion of which related to gameday and season tickets.  The Company recorded a liability for deferred revenue and refundable tickets of $111.9 million as of December 31, 2024, a portion of which related to deferred revenue for gameday and season ticket sales.

We identified the evaluation of the sufficiency of audit evidence over baseball event revenue related to gameday and season tickets as a critical audit matter. Evaluation of the third-party service organization used by the Company to track ticket sales required especially subjective auditor judgment as it was highly specialized to the sports and event related industry. In addition, the audit effort required specialized skills and knowledge due to the complexity of the information technology (IT) environment.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over baseball event related to gameday and season tickets. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to record baseball event revenue from gameday and season tickets. We involved IT professionals with specialized skills and knowledge, who assisted in testing controls related to the Company’s general information technology and application controls related to systems utilized within the revenue recognition process. We performed a software-assisted data analysis to test relationships among gameday and season ticket revenue transactions. For a selection of revenue transactions, we compared the amounts recognized for consistency with underlying documentation and performance obligations, including contracts with customers. For a sample of deferred revenue transactions, we compared the amounts for consistency with underlying documentation and performance obligations, including contracts with customers. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Atlanta, Georgia
March 3, 2025

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2024 and 2023

	2024	2023

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$110,144	125,148
Restricted cash	2,455	12,569
Accounts receivable and contract assets, net of allowance for credit losses of $238 and $332, respectively	49,991	62,922
Other current assets	16,556	17,380
Total current assets	179,146	218,019

Property and equipment, at cost (note 4)	1,161,803	1,091,943
Accumulated depreciation	(354,318)	(325,196)
	807,485	766,747

Investments in affiliates, accounted for using the equity method (note 5)	108,786	99,213
Intangible assets not subject to amortization:
Goodwill	175,764	175,764
Franchise rights	123,703	123,703
	299,467	299,467

Other assets, net	128,962	120,884
Total assets	$1,523,846	1,504,330

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Balance Sheets (continued)

December 31, 2024 and 2023

	2024	2023

	amounts in thousands
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$63,711	73,096
Deferred revenue and refundable tickets	111,851	111,985
Current portion of debt (note 6)	104,193	42,153
Other current liabilities	6,905	6,439
Total current liabilities	286,660	233,673

Long-term debt (note 6)	512,927	527,116
Finance lease liabilities (note 7)	103,845	103,586
Deferred income tax liabilities (note 9)	43,516	50,415
Pension liability (note 8)	6,558	15,222
Other noncurrent liabilities	34,116	33,676
Total liabilities	987,622	963,688
Equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; zero shares issued at December 31, 2024 and December 31, 2023	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,318,162 and 10,318,197 at December 31, 2024 and December 31, 2023, respectively	103	103
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 977,776 and 977,776 at December 31, 2024 and December 31, 2023, respectively	10	10
Series C common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 51,269,890 and 50,577,776 at December 31, 2024 and December 31, 2023, respectively	511	506
Additional paid-in capital	1,112,551	1,089,625
Former parent’s investment	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(3,352)	(7,271)
Retained earnings (deficit)	(585,644)	(554,376)
Total stockholders' equity	524,179	528,597
Noncontrolling interests in equity of subsidiaries	12,045	12,045
Total equity	536,224	540,642
Commitments and contingencies (note 13)
Total liabilities and equity	$1,523,846	1,504,330

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in thousands
	except per share amounts
Revenue:
Baseball revenue	$595,430	581,671	534,984
Mixed-Use Development revenue	67,318	58,996	53,577
Total revenue	662,748	640,667	588,561
Operating costs and expenses:
Baseball operating costs	504,146	482,391	427,832
Mixed-Use Development costs	9,762	8,834	8,674
Selling, general and administrative, including stock-based compensation	125,676	124,902	105,512
Impairment of long-lived assets and other related costs, net of insurance recoveries	—	—	5,427
Depreciation and amortization	62,829	70,980	71,697
	702,413	687,107	619,142
Operating income (loss)	(39,665)	(46,440)	(30,581)
Other income (expense):
Interest expense	(38,789)	(37,673)	(29,582)
Share of earnings (losses) of affiliates, net (note 5)	30,460	26,985	28,927
Realized and unrealized gains (losses) on intergroup interests, net	—	(83,178)	(35,154)
Realized and unrealized gains (losses) on financial instruments, net	3,424	2,343	13,067
Gains (losses) on dispositions, net (note 1)	—	2,309	20,132
Other, net	8,629	6,496	1,674
Earnings (loss) before income taxes	(35,941)	(129,158)	(31,517)
Income tax benefit (expense) (note 9)	4,673	3,864	(2,655)
Net earnings (loss)	$(31,268)	(125,294)	(34,172)
Basic net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. stockholders per common share (note 2)	$(0.50)	(2.03)	(0.55)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. stockholders per common share (note 2)	$(0.50)	(2.03)	(0.55)

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in thousands
Net earnings (loss)	$(31,268)	(125,294)	(34,172)
Other comprehensive earnings (loss), net of tax:
Unrealized holdings gains (loss) arising during the period	3,635	(3,506)	13,965
Share of other comprehensive earnings (loss) of affiliates	284	(7)	1,186
Other comprehensive earnings (loss), net of tax	3,919	(3,513)	15,151
Comprehensive earnings (loss)	$(27,349)	(128,807)	(19,021)

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(31,268)	(125,294)	(34,172)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62,829	70,980	71,697
Stock-based compensation	16,519	13,221	12,233
Impairment of long-lived assets	—	—	4,811
Share of (earnings) losses of affiliates, net	(30,460)	(26,985)	(28,927)
Realized and unrealized (gains) losses on intergroup interests, net	—	83,178	35,154
Realized and unrealized (gains) losses on financial instruments, net	(3,424)	(2,343)	(13,067)
(Gains) losses on dispositions, net	—	(2,309)	(20,132)
Deferred income tax expense (benefit)	(9,288)	(7,872)	(10,413)
Cash receipts from returns on equity method investments	21,602	22,450	21,700
Net cash received (paid) for interest rate swaps	5,794	5,104	(1,194)
Other charges (credits), net	1,855	1,218	2,329
Net change in operating assets and liabilities:
Current and other assets	(15,827)	(42,802)	9,912
Payables and other liabilities	(1,701)	13,080	3,418
Net cash provided by (used in) operating activities	16,631	1,626	53,349
Cash flows from investing activities:
Capital expended for property and equipment	(86,013)	(69,036)	(17,669)
Cash proceeds from dispositions	—	—	48,008
Investments in equity method affiliates and equity securities	(334)	(125)	(5,273)
Other investing activities, net	40	110	27,500
Net cash provided by (used in) investing activities	(86,307)	(69,051)	52,566
Cash flows from financing activities:
Borrowings of debt	144,890	83,033	154,753
Repayments of debt	(102,415)	(56,187)	(309,612)
Payments to settle intergroup interests	—	—	(13,828)
Contribution from noncontrolling interest	—	12,045	—
Other financing activities, net	2,083	(6,562)	(8,528)
Net cash provided by (used in) financing activities	44,558	32,329	(177,215)
Net increase (decrease) in cash, cash equivalents and restricted cash	(25,118)	(35,096)	(71,300)
Cash, cash equivalents and restricted cash at beginning of period	137,717	172,813	244,113
Cash, cash equivalents and restricted cash at end of period	$112,599	137,717	172,813

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Statements of Equity

Years ended December 31, 2024, 2023 and 2022

							Accumulated
							other		Noncontrolling
					Former	Additional	comprehensive	Retained	interests
	Preferred	Common Stock			parent's	paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	investment	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2022	$—	—	—	—	720,023	—	(18,909)	(394,891)	—	306,223
Net earnings (loss)	—	—	—	—	—	—	—	(34,172)	—	(34,172)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	—	15,151	—	—	15,151
Stock-based compensation	—	—	—	—	12,233	—	—	—	—	12,233
Other	—	—	—	—	94	—	—	(19)	—	75
Balance at December 31, 2022	—	—	—	—	732,350	—	(3,758)	(429,082)	—	299,510
Net earnings (loss)	—	—	—	—	—	—	—	(125,294)	—	(125,294)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	—	(3,513)	—	—	(3,513)
Stock-based compensation	—	—	—	—	6,294	6,877	—	—	—	13,171
Change in capitalization in connection with Atlanta Braves Holdings Split-Off	—	103	10	418	(724,115)	723,584	—	—	—	—
Tax sharing adjustment with Former parent	—	—	—	—	(7,354)	—	—	—	—	(7,354)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	12,045	12,045
Settlement of intergroup interest	—	—	—	86	—	361,195	—	—	—	361,281
Other	—	—	—	2	(7,175)	(2,031)	—	—	—	(9,204)
Balance at December 31, 2023	—	103	10	506	—	1,089,625	(7,271)	(554,376)	12,045	540,642
Net earnings (loss)	—	—	—	—	—	—	—	(31,268)	—	(31,268)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	—	3,919	—	—	3,919
Stock-based compensation	—	—	—	—	—	16,519	—	—	—	16,519
Other	—	—	—	5	—	6,407	—	—	—	6,412
Balance at December 31, 2024	$—	103	10	511	—	1,112,551	(3,352)	(585,644)	12,045	536,224

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(1)Basis of Presentation

During November 2022, the board of directors of Liberty Media Corporation (“Liberty,” “Liberty Media” or “Former parent”) authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings, Inc. (the “Split-Off”). The Split-Off was completed on July 18, 2023 and was intended to be tax-free to holders of Liberty Braves common stock and in September 2024, the Internal Revenue Service completed its review of the Split-Off and notified Liberty that it agreed with the non-taxable characterization of the transaction. Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings” or the “Company”) is comprised of the businesses, assets and liabilities of its wholly-owned subsidiary Braves Holdings, LLC (“Braves Holdings”) and corporate cash.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and represent the combination of the historical financial information of the Liberty Braves Group until the date of the Split-Off. Although Atlanta Braves Holdings was reported as a combined company until the date of the Split-Off, all periods reported herein are referred to as consolidated. These financial statements refer to the consolidation of Braves Holdings, cash and intergroup interests in the Braves Group (prior to settlement/extinguishment) as “Atlanta Braves Holdings,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. The Split-Off is accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty Braves common stock. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and variable interest entities (“VIE”) where the Company determines that it is the primary beneficiary. For consolidated entities where our ownership interest is less than 100%, noncontrolling ownership interests are reported in our consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Description of Business

Braves Holdings indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Atlanta Braves,” the “Braves,” the “club,” or the “team”). The Braves’ ballpark (“Truist Park” or the “Stadium”), is located in Cobb County, a suburb of Atlanta, and is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority. Braves Holdings, through affiliated entities and third-party development partners, has developed a significant portion of the land around Truist Park for a mixed-use development that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”).

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

In January 2022, Braves Holdings sold the three Professional Development League clubs to a third party and recognized a gain of approximately $20.3 million, which was allocated entirely to the Baseball reportable segment. The Company did not classify these Professional Development League clubs, all of which are part of the Baseball reportable segment, as discontinued operations, as their dispositions did not represent a strategic shift that would have a major effect on the Company’s operation and financial results. Each of the three clubs remain affiliated with Braves Holdings via player development license agreements with MLB Professional Development Leagues, LLC. Additionally, Braves Holdings

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

granted an exclusive, royalty free, sub-licensable, and irrevocable license to use various tradenames and logos. The license fee is included within the total purchase price of approximately $49.4 million.

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

Following the Split-Off and subsequent Liberty Media Exchange (as defined below), Liberty and Atlanta Braves Holdings operate as separate, publicly traded companies and neither has any continuing stock ownership, beneficial or otherwise, in the other. Liberty owned 1,811,066 shares of Atlanta Braves Holdings Series C common stock following the Spilt-Off. In November 2023, Liberty exchanged 1,811,066 shares of Atlanta Braves Holdings Series C common stock with a third-party in satisfaction of certain of Liberty’s debt obligations, and an affiliate of such third-party then sold the shares in a secondary public offering (the “Liberty Media Exchange”). Atlanta Braves Holdings did not receive any of the proceeds from the Liberty Media Exchange.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to affect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Atlanta Braves Holdings and Liberty with respect to and resulting from the Split-Off. The tax sharing

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Atlanta Braves Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Atlanta Braves Holdings will reimburse Liberty for direct, out-of-pocket expenses and will pay a services fee to Liberty under the services agreement that is subject to adjustment quarterly, as necessary. Additionally, pursuant to the services agreement with Liberty and prior to the Corporate Governance Transition (as defined below), components of Liberty Chief Executive Officer’s compensation were either paid directly to him or reimbursed to Liberty, in each case, based on allocations set forth in the services agreement. The allocation percentage was 7% for Atlanta Braves Holdings during the period from July 18, 2023 to December 31, 2023 and was 8% during the period from January 1, 2024 through August 31, 2024, when the Corporate Governance Transition (as defined below) occurred.

Pursuant to the registration rights agreement with Liberty, Atlanta Braves Holdings has registered the shares of Atlanta Braves Holdings’ Series C common stock that were issued to Liberty in settlement and extinguishment of the intergroup interest in the Braves Group attributed to the Liberty SiriusXM Group and then exchanged by Liberty with a third-party in satisfaction of certain debt obligations. The obligations of Atlanta Braves Holdings under the registration rights agreement have been satisfied in accordance with its terms.

Under these various agreements, amounts reimbursable to Liberty aggregated $4.6 million for the year ended December 31, 2024 and $1.8 million for the period from July 18, 2023 to December 31, 2023.

Related Party Transactions and Change in Corporate Governance

On August 21, 2024, Terence F. McGuirk (“McGuirk”) entered into certain shareholder arrangements with Dr. John C. Malone (“Malone”), pursuant to which Malone has granted McGuirk a proxy (the “Malone Voting Agreement”) to vote 887,079 shares of the Company’s Series B Common Stock owned by Malone, representing 44% of the Company’s then outstanding voting power, on director elections, the approval or authorization of executive compensation and other routine matters. Malone has also granted McGuirk a right of first refusal with respect to future transfers of the Company shares beneficially owned by Malone as well as certain appreciation rights with respect to the value of Malone’s shares of Series B Common Stock.

The execution of the Malone Voting Agreement constituted a “Change in Control” of the Company as defined in Gregory B. Maffei’s Executive Employment Agreement, dated effective as of December 13, 2019, by and between Mr. Maffei and Liberty. As a result, on August 21, 2024, Mr. Maffei notified the Company of his resignation as President, Chief Executive Officer, Chairman of the Board and a director of the Company effective August 31, 2024. Mr. Maffei’s separation from employment with the Company was for “Good Reason” within the meaning of his Executive Employment Agreement. Additionally, Atlanta Braves Holdings and Liberty have begun transitioning various general and administrative services provided by Liberty to the management of Atlanta Braves Holdings, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. As part of that transition, the then-current officers of the Company (with limited exceptions) stepped down from their officer positions, effective August 31, 2024, and members of the Atlanta Braves Holdings operating team assumed these roles effective September 1, 2024 (the “Corporate Governance Transition”).

(2)Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents (Level 1) consist of highly liquid investments purchased with original maturities of three months or less. Cash equivalents aggregated $39.0 million and $45.7 million as of December 31, 2024 and 2023, respectively.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

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

	Years ended December 31,
	2024	2023

	amounts in thousands
Accounts receivable, net of allowance for credit losses	$27,628	27,838
Contract assets	22,363	35,084
Total	$49,991	62,922

Accounts receivable and contract assets are reflected net of an allowance for credit losses. A summary of activity in the allowance for credit losses is as follows:

	Beginning of	Charged to		End of year
	year balance	expense	Write-Offs	balance

	amounts in thousands
2024	$332	977	(1,071)	238
2023	$313	252	(233)	332
2022	$406	(86)	(7)	313

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

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

The Company periodically reviews the carrying amounts of its investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; changes in valuation subsequent to the balance sheet date; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company’s assessment of the foregoing factors involves judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. Write-downs for equity method investments are included in share of earnings (losses) of affiliates, net in the consolidated statements of operations.

Intangible Assets

Intangible assets subject to amortization, comprised of broadcast rights, are amortized straight-line over their estimated useful lives to their estimated residual values and are included in other assets, net in the consolidated balance sheets. Amortization of broadcast rights was approximately $3.0 million for each of the years ended December 31, 2024, 2023 and 2022, and was included in depreciation and amortization expense in the consolidated statements of operations.

Goodwill and franchise rights (collectively, “indefinite-lived intangible assets”) are not amortized, but instead are tested for impairment at least annually. The annual impairment assessment of the Company’s indefinite-lived intangible assets is performed during the fourth quarter of each year, or more frequently if events and circumstances indicate impairment may have occurred.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

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

In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. The Company performed a qualitative analysis during the fourth quarter of 2024 and concluded it was not more likely than not that an impairment existed.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

Amateur Player Acquisition Rights

Amateur player acquisition rights consist of upfront payments to players that are capitalized and amortized using the straight-line method over their estimated useful lives. Such amounts are included in other assets, net in the consolidated balance sheets. Amortization of amateur player acquisition rights was approximately $13.4 million, $11.5 million and $11.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was included in depreciation and amortization expense in the consolidated statements of operations.

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

Derivative Instruments and Hedging Activities

All of the Company’s derivatives, whether designated as hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings or losses. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings (loss) in the consolidated statements of comprehensive earnings (loss) and are recognized in the consolidated statement of operations when the hedged item affects earnings or losses. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net earnings (loss). If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in net earnings (loss). None of the Company’s derivatives are currently designated as hedges.

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

The Company recognizes the funded status of the Braves Holdings-sponsored defined-benefit pension plan as a net asset or liability and recognizes changes in that funded status in the year in which the changes occur through other comprehensive earnings (loss) in the consolidated statements of comprehensive earnings loss to the extent those changes are not included in net periodic cost. The funded status reported on the Company’s consolidated balance sheets as of December 31, 2024 and 2023 was measured as the difference between the fair value of plan assets and the projected benefit obligation.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

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

Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price considering available information, such as market conditions and internal pricing guidelines related to the performance obligations.

Significant portions of the transaction prices for Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $364.3 million in 2025, $317.0 million in 2026, $278.2 million in 2027, $391.3 million in 2028 through 2032 and $133.9 million thereafter, primarily recognized through 2041. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The primary source of the Company’s deferred revenue relates to suite and season ticket arrangements, as well as certain sponsorship arrangements. Deferred revenue is recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met. At December 31, 2024 and 2023, the Company had long-term deferred revenue of $17.8 million and $16.4 million, respectively, which were included in other noncurrent liabilities in the consolidated balance sheets. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $99.8 million, $88.8 million and $81.6 million, respectively, of revenue that was included in deferred revenue at the beginning of the respective year.

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service before transfer to the customer.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

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

The following table disaggregates Braves Holdings’ revenue by source:

	Years ended December 31,
	2024	2023	2022

	amounts in thousands
Baseball:
Baseball event	$347,925	339,485	298,364
Broadcasting	166,094	160,944	154,185
Retail and licensing	47,754	51,533	47,792
Other	33,657	29,709	34,643
Total Baseball	595,430	581,671	534,984
Mixed-Use Development	67,318	58,996	53,577
Total revenue	$662,748	640,667	588,561

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

In addition, the Company derives event related revenue from suite arrangements, season tickets and advertising sponsorships (in the form of Stadium signage and other sponsorship elements). These arrangements may be multiyear fee arrangements and include annual market increases. Payment terms for these arrangements can vary by contract, but payments are generally due in installments prior to each regular season. The Company’s performance obligations under such arrangements are to provide the customer with certain benefits during each regular season. The transaction price of the arrangement is allocated to each performance obligation based on the relative standalone selling price of each obligation. In determining the standalone selling price, the Company considers the contractually agreed-upon fees, as compared to other arrangements. The Company’s performance obligations are satisfied as the related benefits are delivered to each customer. Revenue is recognized on a per game basis during the regular season based on a pro rata share of total revenue allocated to the entire regular season to the total number of home games during the regular season.

Broadcasting Revenue

The Company derives revenue from the sale of local broadcasting rights and national broadcasting rights negotiated by the BOC on behalf of the Clubs.

Each Club has the right to authorize the television broadcast, within its home television territory, of games in which it participates, subject to certain exceptions. ANLBC has a long-term local broadcasting agreement with SportSouth Network II, LLC, a subsidiary of Main Street Sports Group, LLC, the owner and operator of the FanDuel Sports Network South and FanDuel Sports Network Southeast video programming services (formerly SportSouth, Bally Sport South or Fox Sports South and FS South, Bally Sports Southeast or Fox Sports Southeast, respectively), granting its regional cable networks the right to broadcast substantially all of the Braves games not otherwise selected for broadcast within the home

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

television territory of the Braves by national broadcast partners (such agreement, as amended, the “Braves Broadcast Agreement”). Over the term of the agreement, ANLBC is entitled to receive payments, subject to the actual number of games broadcast during the term. Pursuant to the terms of the agreement, ANLBC receives such rights fees in monthly installments from January through August of each year. The transaction price under the local television broadcast arrangement is variable in nature as certain provisions exist as to the consideration received in certain years. The Company estimates the entire transaction price of the contractual arrangements and recognizes revenue allocated to each of the performance obligations within the contractual arrangements as those performance obligations are satisfied. In estimating the transaction price, the Company considers the contractually agreed-upon fees as well as qualitative considerations with respect to the number of games expected to be broadcast. The resulting transaction price is allocated entirely to each contract year as stated in the contractual agreement and revenue is recognized using an output measure of progress toward satisfaction of the Company’s performance obligations within the contract year, as the underlying benefits are provided.

The Company also participates in the revenue generated from national television and radio broadcast arrangements negotiated by the BOC on behalf of the Clubs with ESPN Inc., Turner Broadcasting System, Inc., Fox Broadcasting Company, Sirius XM Satellite Radio and others (the “National Broadcast Rights”). Under the rules and regulations adopted by MLB, as well as a series of other agreements and arrangements that govern the operation and management of a Club, the BOC has the authority, acting as the agent on behalf of the Clubs, to enter into and administer all contracts for the sale of National Broadcast Rights. The transaction prices under national broadcasting rights arrangements are typically fixed and are allocated to each performance obligation within the contractual arrangements. The fixed license fees are allocated to each of the performance obligations within the contractual arrangements, based on the standalone selling price of the intellectual property. The resulting transaction price is allocated entirely to the rights provided for the related contract year, and revenue is recognized using an output measure of progress toward satisfaction of the Company’s performance obligations within the contract year, which is generally as games are made available for use under license agreement.

Retail and Licensing Revenue

The Company has retail merchandise sales primarily at the Stadium. Sales of merchandise are recorded at the point of sale, net of returns. The Company has elected to present sales taxes on a net basis.

The Company participates in an agency arrangement along with the other 29 Clubs whereby net revenue generated from licensing arrangements with third parties is divided equally among the Clubs. The transaction price is based upon the expected distribution values as communicated by MLB. The timing of revenue recognition and receipt of this revenue is dependent on the nature of the underlying performance obligation, which is generally over time.

Mixed-Use Development Revenue

The Company receives lease income as the lessor for certain buildings and land in the Mixed-Use Development. Revenue from minimum rents is recognized on a straight-line basis over the terms of their respective lease agreements. Some retail tenants are required to pay overage rents based on sales over a stated base amount during the lease term. Overage rents are only recognized when each tenant’s sales exceed the applicable sales threshold. Tenants reimburse the Company for a substantial portion of the Company’s operating expenses, including common area maintenance, real estate taxes and property insurance. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year.

Parking and sponsorship revenue comprise a relatively small portion of Mixed-Use Development revenue. Sponsorship revenue is recognized on a straight-line basis over each annual period. Parking revenue is recognized daily based on actual usage.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

Compensation to Players and Other Baseball Personnel

Player and other baseball personnel contracts are expensed based on a systematic and rational method where the expense typically follows the annual contractual amounts payable for each season. If compensation is earned currently but is to be paid in future periods, the earned amount, net of imputed interest based on the expected payout period, is charged to expense, and amounts not paid are reflected as either a current or noncurrent liability in the consolidated balance sheets. Interest imputed on these obligations is amortized and charged to expense using the effective interest method and reflected in the consolidated statements of operations as interest expense. Interest income for these investments is recognized when earned in the other, net line in the consolidated statements of operations.

In the event the Club terminates a player’s contract where the reason for the player’s failure is not based on an act of the player that is proscribed by the contract, the Club may be required to make minimum payments to the player for the balance of the contract’s term. With respect to such payments, the present value of the remaining unpaid balance of that contract, including unamortized capitalized signing bonuses, is expensed in the baseball operating costs line in the consolidated statements of operations in the year the person is released, and any unpaid amounts are included in accounts payable and accrued liabilities in the consolidated balance sheets. If it is probable that an injury will prevent a player from playing in future periods, the present value of compensation to be earned during those periods, net of any insurance proceeds, is expensed in the baseball operating costs line in the consolidated statements of operations in the period in which the injury was determined to prevent future play.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs aggregated $5.0 million for the year ended December 31, 2024 and $5.2 million in each of the years ended December 31, 2023 and 2022 and were recorded in the selling, general and administrative, including stock-based compensation expenses line in the consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 11, Atlanta Braves Holdings has granted to its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), restricted stock units (“RSUs”) and stock options to purchase shares of Atlanta Braves Holdings common stock (collectively, “Awards”). The Company measures the cost of employee services received in exchange for Awards based on the grant date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Awards). The Company estimates grant date fair value using the Black-Scholes valuation model. During the years ended December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expense of $16.5 million, $13.2 million and $12.2 million, respectively. These amounts are included in selling, general and administrative, including stock-based compensation expense in the consolidated statements of operations.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

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

Earnings Attributable to Atlanta Braves Holdings Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Atlanta Braves Holdings stockholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the years ended December 31, 2024 and 2023 are zero and 313 thousand potentially dilutive shares of common stock, respectively, because their inclusion would have been antidilutive.

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

	Years ended December 31,
	2024	2023

	(number of shares in thousands)
Basic WASO	62,032	61,735
Potentially dilutive shares (1)	871	794
Diluted WASO	62,903	62,529

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard became effective on January 1, 2024. These additional disclosure requirements will be applied retrospectively to all prior periods presented in the consolidated financial statements and are located in note 14.

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new financial statement disclosures to provide disaggregated information for certain types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as selling, general, and administrative expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on its consolidated financial statements.

(3)Supplemental Disclosures to Consolidated Statements of Cash Flows

	December 31,	December 31,	December 31,
	2024	2023	2022

	amounts in thousands
Cash paid for interest	$37,370	36,703	25,343
Cash paid (refunds received) for taxes	$5,236	2,814	(7,470)
Noncash activity:
Property and equipment expenditures incurred but not yet paid	$13,233	26,893	9,830

The following table reconciles cash and cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the total amount presented in its consolidated statements of cash flows:

	December 31,	December 31,	December 31,
	2024	2023	2022

	amounts in thousands
Cash and cash equivalents	$110,144	125,148	150,664
Restricted cash	2,455	12,569	22,149
Total cash, cash equivalents and restricted cash at end of period	$112,599	137,717	172,813

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

(4)Property and Equipment

Property and equipment consisted of the following:

		December 31, 2024			December 31, 2023
			Owned			Owned
	Estimated		assets			assets
	Useful	Owned	available to		Owned	available to
	Life	assets	be leased	Total	assets	be leased	Total

	in years	amounts in thousands
Land	NA	$18,583	22,891	41,474	18,583	22,891	41,474
Buildings and improvements	15-39	281,420	481,276	762,696	281,450	355,300	636,750
Leasehold improvements	15-39	85,293	67,863	153,156	76,169	64,657	140,826
Furniture and equipment	5-7	183,971	9,850	193,821	179,828	8,518	188,346
Construction in progress	NA	6,865	3,791	10,656	4,911	79,636	84,547
Property and equipment, at cost		$576,132	585,671	1,161,803	560,941	531,002	1,091,943

Included within property and equipment is capitalized interest of $23.4 million and $18.8 million as of December 31, 2024 and 2023, respectively. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life.

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $44.2 million, $54.3 million and $55.7 million, respectively.

During the year ended December 31, 2022, the Company recognized approximately $4.8 million of property and equipment impairment losses, allocated entirely to the Baseball reportable segment, as a result of hurricane damage at the Braves’ spring training facility located in North Port, Florida.

(5)Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	December 31, 2024		December 31, 2023
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
MLBAM	3.3%	$54,235	49,338
BELP	3.3%	39,785	34,988
Other	50.0%	14,766	14,887
Total		$108,786	99,213

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

The following table presents the Company’s share of earnings (losses) of affiliates:

	Years ended December 31,
	2024	2023	2022

	amounts in thousands
MLBAM	$20,015	19,747	24,386
BELP	5,147	2,114	(1,928)
Other	5,298	5,124	6,469
Total	$30,460	26,985	28,927

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

At the time of the acquisition of ANLBC by a predecessor of Liberty in 2007, the fair value of the MLBAM investment exceeded ANLBC’s proportionate share of MLBAM’s net assets, resulting in excess basis in the investment in MLBAM. The excess basis as of December 31, 2024 and 2023 was indefinite lived and aggregated to approximately $10.3 million.

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

The investments held by BELP are recorded at fair value. Investments in open-end mutual funds are valued at such fund’s closing net asset value per share on the date of valuation. The investments in investment funds represent BELP’s proportionate share of the investment funds’ partners’ capital, or net asset value, as reported by the underlying investment fund managers. The net asset values (“NAV”), or their equivalents were used, as a practical expedient under GAAP, in determining the fair values of these investments. Investments in common stock and exchange-traded funds, which are traded on a securities exchange, are generally valued at the last reported sales price on the day of valuation. Investments in fixed-income securities are valued at quoted prices provided by independent pricing vendors. In the absence of readily determinable market prices or in the absence of a formal securities exchange, investments are valued at their fair value as determined by management. If a readily determinable market price or a formal securities exchange was available, these fair values could be materially different. In determining the fair value of such an investment, BELP management considers recent transactions in the investment, if available, and the investment prospects for the future, which include an analysis of the financial condition, cash flows and capital structure of the investment.

As required by GAAP, investments are classified within the level of the lowest significant input considered in determining fair value. In evaluating the level at which BELP’s investments have been classified, BELP management has assessed factors, including, but not limited to, price transparency, and the existence or absence of certain restrictions at the measurement date. BELP management generally classifies investments in exchange-traded equities, mutual funds, and exchange-traded funds as Level 1 investments and fixed-income securities as Level 2 investments, and classifies other investments without a readily determinable market price as Level 3 investments. Historically, BELP management has maintained less than 10% of the underlying investments in Level 3.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

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

Balance Sheets

	December 31,	December 31,
	2024	2023

	amounts in thousands
Current assets	$760,756	884,915
Noncurrent assets	$2,798,352	2,401,486
Current liabilities	$501,899	464,928
Noncurrent liabilities	$517,990	570,413
Equity	$2,539,219	2,251,060

Statements of Operations

	Years ended December 31,
	2024	2023	2022

	amounts in thousands
Revenue	$1,516,898	1,445,756	1,334,785
Earnings (loss) before income taxes	$774,862	651,568	729,472
Net earnings (loss)	$764,330	642,333	722,292

As disclosed above, the Company records its share of the earnings (losses) of BELP and the other three joint ventures in which it holds a 50% interest on a lag. The aggregated amounts in the tables above include financial information for these affiliates based on the applicable lag.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

(6)Debt

Debt is summarized as follows:

	December 31,	December 31,
	2024	2023

	amounts in thousands
Baseball
League wide credit facility	$—	—
MLB facility fund – term	30,000	30,000
MLB facility fund – revolver	39,100	41,400
TeamCo revolver	—	—
Term debt	158,806	165,370
Mixed-Use Development
Credit facilities	126,924	70,107
Term debt	265,236	266,070
Deferred financing costs	(2,946)	(3,678)
Total debt	617,120	569,269
Debt classified as current	(104,193)	(42,153)
Total long-term debt	$512,927	527,116

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Braves Holdings also established a special purpose Delaware statutory trust, the Braves Club Trust (the “Club Trust”), and transferred, among other things, to the Club Trust its rights to receive distributions of revenue from the National Broadcasting Contracts, which secure borrowings under the LWCF. Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs. Major League Baseball Trust has granted Wells Fargo Bank, National Association, the collateral agent in respect of the LWCF, a first priority lien to secure the borrowings under the LWCF. The maximum amount available to the Club Trust under the LWCF was $125.0 million as of December 31, 2024. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

Under the LWCF, the Club Trust can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by the Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 1.20% to 1.325%, based on the credit rating of Major League Baseball Trust. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime, and (z) LIBOR plus 1.00%, plus a margin of 0.200% to 0.325%, based on the credit rating of Major League Baseball Trust. Beginning in May 2022, interest based on LIBOR under the LWCF was replaced with interest based on the Secured Overnight Financing Rate (“SOFR”) plus 0.1%. Borrowings outstanding under the LWCF bore interest at a rate of 5.63% and 6.65% per annum as of December 31, 2024 and 2023, respectively. The LWCF also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolving credit facility.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

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

Term

In June 2020, Braves Facility Fund converted previous borrowings under a revolving credit advance to a $30.0 million term note with Major League Baseball Facility Fund, LLC (the “MLB facility fund – term”). Interest is payable on June 10 and December 10 of each year at an annual rate of 3.65%. In each of December 2029 and 2030, $15 million of the term note matures.

Revolver

In May 2021, Braves Facility Fund established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The maximum amount available to Braves Facility Fund under the MLB facility fund – revolver was $39.1 million as of December 31, 2024. The commitment termination date, which is the repayment date for all amounts borrowed under the revolving credit facility of the MLBFF, is July 10, 2026.

Under a credit agreement, Braves Facility Fund can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month LIBOR plus a margin of 1.275% to 1.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime rate, and (z) LIBOR plus 1.00%, plus a margin of 0.275% to 0.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. Beginning in May 2022, interest based on LIBOR under the MLB facility fund – revolver was replaced with interest based on the SOFR plus 0.1%. Borrowings outstanding under the MLB facility fund – revolver bore interest at a rate of 5.71% and 6.73% per annum as of December 31, 2024 and 2023, respectively. The MLB facility fund – revolver also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolver.

TeamCo Revolver

In September 2016, a subsidiary of Braves Holdings amended a revolving credit agreement (the “TeamCo Revolver”) that provided for revolving commitments of $85 million. Under the agreement, Braves Holdings can request a revolving credit loan in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Base Rate loan was the greater of (x) the prevailing Prime rate, (y) the prevailing Federal Funds rate plus 0.50%, and (z) LIBOR plus 1.00%, plus a margin of 0.25%. In August 2022, the TeamCo Revolver was amended, increasing the borrowing capacity to $150.0 million, extending the maturity to August 2029 and replacing the LIBOR interest rate with SOFR. Borrowings outstanding under the TeamCo Revolver bore interest at a rate of 5.58% and 6.60% per annum as of December 31, 2024 and 2023, respectively, and had availability of $150.0 million as of December 31, 2024. The TeamCo Revolver also has a commitment fee of 0.20% per annum on the daily unused amount of the revolving loans. Under the TeamCo Revolver, Braves Holdings must maintain certain financial covenants, including a fixed-charge coverage ratio and total enterprise indebtedness.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

Baseball Term Debt

In August 2016, a subsidiary of Braves Holdings entered into a senior secured permanent placement note purchase agreement for $200 million (the “Note Purchase Agreement”). The notes bear interest at 3.77% per annum and are scheduled to mature in September 2041. Braves Holdings makes principal and interest payments of $6.4 million each March 30 and September 30. At December 31, 2024 and 2023, Braves Holdings had borrowings of $157.6 million and $164.0 million under the Note Purchase Agreement, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial covenants, including debt service coverage ratios.

Mixed-Use Development Credit Facilities

In August 2016, a subsidiary of Braves Holdings entered into a $37.5 million construction loan agreement. The proceeds were primarily used to pay the construction costs of an entertainment building adjacent to the Stadium, as well as assist with continued development and construction of the Mixed-Use Development. Beginning December 15, 2020 and on each month thereafter, Braves Holdings made principal and interest payments of $179 thousand. In November 2024, this construction loan was amended, increasing the borrowing capacity to $40.0 million, of which approximately $6.0 million is not available for borrowing as of December 31, 2024, but is expected to be available once certain conditions are met. The amendment also extends the maturity to November 2029. Interest accrues monthly at 6.32% per annum. Beginning December 15, 2024 and on each month thereafter, Braves Holdings makes principal payments of $54 thousand in addition to interest in arrears. At December 31, 2024 and 2023, Braves Holdings had borrowings outstanding of $33.8 million and $34.6 million, respectively, net of unamortized debt issuance costs.

In December 2022, a subsidiary of Braves Holdings entered into a $112.5 million construction loan agreement that has an initial maturity date of December 2026. The proceeds of the construction loan agreement will be used to pay the construction costs of an office building adjacent to the Stadium. Loans under the construction loan bear interest at SOFR plus 2.00% per annum (subject to a reduction to 1.80% per annum if certain conditions are met). Borrowings outstanding under the construction loan bore interest at a rate of 6.33% and 7.35% as of December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, Braves Holdings had borrowings outstanding of $92.5 million and $34.8 million, respectively, net of unamortized debt issuance costs.

Under the construction loans, Braves Holdings must maintain certain financial covenants, including a debt service coverage ratio.

Mixed-Use Development Term Debt

In May 2018, a subsidiary of Braves Holdings refinanced a construction loan with a $95 million term loan agreement (the “Term Loan Agreement”). The Term Loan Agreement bore interest at one-month LIBOR plus 1.35% per annum and is scheduled to mature on May 18, 2025. The full principal amount will be due at maturity. At December 31, 2024 and 2023, Braves Holdings had borrowings of $95.0 million and $94.9 million, respectively, under the Term Loan Agreement, net of unamortized debt issuance costs. In April 2023, the Term Loan Agreement was amended to change the reference rate on borrowings to daily simple SOFR.

In June 2022, subsidiaries of Braves Holdings refinanced a construction loan agreement that was used to construct an office building within the Mixed-Use Development with a new term loan facility with $125.0 million in commitments, approximately $22.7 million of which is not available for borrowing as of December 31, 2024, but is expected to be available once certain conditions are met. The term loan agreement bears interest at one-month SOFR plus 2.10% per annum and is scheduled to mature on June 13, 2027. Borrowings outstanding under the term loan bore interest at a rate of 6.43% and 7.45% as of December 31, 2024 and 2023, respectively. Approximately $1.8 million of annual principal payments commenced in July 2024. At December 31, 2024 and 2023, Braves Holdings had borrowings outstanding of $101.0 million and $101.6 million under the term loan facility, respectively, net of unamortized debt issuance costs.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

In May 2023, a subsidiary of Braves Holdings refinanced an $80 million construction loan agreement that was used to construct the retail portion of the Mixed-Use Development with a new term loan with $80 million in commitments, approximately $11.3 million of which is not available for borrowing as of December 31, 2024, but is expected to be available once certain conditions are met. The term loan agreement bears interest at daily simple SOFR plus 2.50% per annum and is scheduled to mature on May 18, 2028. Approximately $1.0 million of annual principal payments commence in June 2026. At December 31, 2024 and 2023, Braves Holdings had borrowings outstanding of $68.3 million and $68.2 million, respectively, net of unamortized debt issuance costs.

Five Year Maturities

As of December 31, 2024, the principal maturities of outstanding debt obligations for each of the next five years are as follows (amounts in thousands):

2025	$104,193
2026	$142,137
2027	$106,901
2028	$75,471
2029	$54,322

Fair Value of Debt

The Company believes that the carrying amount of its debt with variable rates approximates fair value at December 31, 2024. Other fixed rate debt is considered to be carried at approximate fair value with the exception of the senior secured permanent placement notes, which was estimated to be approximately $131.5 million as of December 31, 2024, based on current U.S. treasury rates for similar financial instruments.

Debt Covenants

As of December 31, 2024, Braves Holdings was in compliance with all financial debt covenants.

Interest Rate Swaps (Level 2)

In May 2018, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $95 million, maturing on May 5, 2025. As of December 31, 2024 and 2023, the fair value of the interest rate swap was an asset of $0.6 million and $2.2 million, respectively.

In August 2019, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million, that matured on March 8, 2023. Effective April 1, 2020, the notional amount began at $25 million and increased over time to $100 million as of August 1, 2020.

In May 2022, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million maturing on June 1, 2025. Effective March 2023, the notional amount began at $100 million and decreased to $98.8 million as of December 2024. As of December 31, 2024 and 2023, the fair value of the interest rate swap was an asset of $0.7 million and $2.4 million, respectively.

In June 2023, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $64 million, maturing on May 18, 2028. The interest rate swap became effective in June 2023. As of

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

December 31, 2024 and 2023, the fair value of the interest rate swap was an asset of $0.6 million and a liability of $0.4 million, respectively.

Interest rate swaps are included within other current assets and other assets, net as of December 31, 2024 and other assets and other noncurrent liabilities as of December 31, 2023 in the consolidated balance sheets and changes in the fair value of the interest rate swaps are recorded to realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations.

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

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using Braves Holdings’ incremental borrowing rate at the commencement date of the lease. Variable lease payments not based on an index or rate are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. The Company accounts for the lease and non-lease components as a single component. Leases that have a term of 12 months or less upon commencement date are considered short-term in nature. Accordingly, short-term leases are not included on the consolidated balance sheets and are expensed on a straight-line basis over the lease term.

The Company’s leases have remaining lease terms of one to thirty-five years, some of which may include the option to extend for up to ten years, and some of which include options to terminate the leases within one year. The Company determines the lease term by assuming the exercise of any renewal and/or early termination options that are reasonably assured.

The following table presents the components of lease expense:

	Years ended December 31
	2024	2023	2022

	amounts in thousands
Operating lease cost:
Long-term (fixed)	$1,606	682	812
Long-term (variable)	2,807	2,726	2,751
Short-term	6,244	5,165	3,680
Finance lease costs:
Depreciation of leased assets	19,164	30,447	31,334
Interest on lease liabilities	5,113	5,210	5,365
Net lease expense	$34,934	44,230	43,942

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

The remaining weighted average lease term and the weighted average discount rate were as follows:

	December 31,
	2024	2023	2022
Weighted average remaining lease term (years):
Operating leases	5.4	8.0	4.3
Finance leases	23.5	25.7	26.7
Weighted average discount rate:
Operating leases	5.4%	4.3%	3.3%
Finance leases	4.8%	4.7%	4.7%

Supplemental consolidated balance sheet information related to leases is as follows:

	December 31,
	2024	2023

	amounts in thousands
Operating leases:
Operating lease right-of-use assets (1)	$3,832	2,702

Current operating lease liabilities (2)	$1,475	670
Operating lease liabilities (3)	2,357	2,032
Total operating lease liabilities	$3,832	2,702
Finance leases:
Property and equipment, at cost	$485,576	473,043
Accumulated depreciation	(212,804)	(201,267)
Property and equipment, net	$272,772	271,776
Current finance lease liabilities (2)	$5,458	4,040
Finance lease liabilities	103,845	103,586
Total finance lease liabilities	$109,303	107,626
(1)	Included in other assets, net in the consolidated balance sheets.
(2)	Included in other current liabilities in the consolidated balance sheets.
(3)	Included in other noncurrent liabilities in the consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2024	2023	2022

	amounts in thousands
Cash paid for amounts included in the measurement of lease
liabilities:
Operating cash flows from operating leases	$1,428	659	688
Operating cash flows from finance leases	$5,140	5,517	4,564
Financing cash flows from finance leases	$4,195	4,183	5,574
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,529	670	88
Finance leases	$5,929	465	441

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

Future minimum payments under noncancelable operating leases and finance leases with initial terms of one year or more at December 31, 2024 consisted of the following:

	Operating leases	Finance leases

	amounts in thousands
2025	$1,647	10,600
2026	1,607	10,483
2027	303	10,086
2028	53	10,030
2029	53	9,909
Thereafter	903	117,635
Total lease payments	4,566	168,743
Less: implied interest	734	59,440
Present value of lease liabilities	$3,832	109,303

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

Deferred leasing costs consist primarily of capitalized third-party expenses in connection with lease originations. The Company records amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Deferred lease costs are included in other noncurrent assets in the Company’s consolidated balance sheets. Amortization of deferred leasing costs was approximately $2.0 million, $1.7 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was recorded in depreciation and amortization expense in the consolidated statements of operations.

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and overage rent based on tenant sales volume as of December 31, 2024, are as follows (amounts in thousands):

2025	$44,076
2026	47,145
2027	46,281
2028	44,208
2029	44,042
Thereafter	281,949
$507,701

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

(8)Pension and Other Benefit Plans

Braves Holdings participates in the Major League Baseball Players Pension Plan (the “Players’ Pension Plan”) which is a multiemployer defined-benefit pension plan covering players as well as certain coaches, managers, trainers and assistant trainers of the Clubs. The plan provides retirement, disability and death benefits for eligible participants based on specific eligibility/participation requirements, vesting periods and benefit formulas. The Players’ Pension Plan is identified by Employer Identification Number 51-0185287 and three-digit pension plan number 001. The Pension Protection Act of 2006 (the “PPA”) implemented requirements to categorize multiemployer pension plans based on funded status and other factors and impose certain restrictions on plans placed within a particular category. The Players’ Pension Plan has been certified as being in “green zone” status for the plan years commencing April 1, 2023 and 2022 and has not been categorized as endangered or critical since the implementation of the PPA. The risks to employers participating in a multiemployer plan are different from single employer plans in the following aspects:

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

The aggregate contribution to the Players’ Pension Plan and Players’ Welfare Plan is specified in the CBA (as defined in note 13) and divided equally among the Clubs so that each Club’s contribution is 3.33% of the total amount contributed each year. The total annual contribution is allocated between the Players’ Pension Plan and the Players’ Welfare Plan at the discretion of MLB’s Pension Committee and the MLBPA. Braves Holdings contributed approximately $6.8 million, $6.8 million and $6.5 million during the years ended December 31, 2024, 2023 and 2022, respectively, to the Players’ Pension Plan and the Players’ Welfare Plan, which is included as an expense within baseball operating costs in the consolidated statements of operations.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

The following table sets forth the Non-Uniformed Personnel Pension Plan’s benefit obligations, fair value of plan assets and funded status:

	December 31,
	2024	2023

	amounts in thousands
Projected benefit obligation:
Beginning of measurement period	$102,006	95,885
Service cost	3,061	3,177
Interest cost	5,386	5,329
Actuarial (gain) loss	(6,794)	6,432
Benefits paid	(3,545)	(7,987)
Other adjustments	(466)	(830)
End of measurement period	99,648	102,006
Fair value of plan assets:
Beginning of measurement period	86,784	80,480
Actual return on plan assets	5,442	9,236
Employer contributions	4,875	5,885
Benefits paid	(3,545)	(7,987)
Other adjustments	(466)	(830)
End of measurement period	93,090	86,784
Funded status	$(6,558)	(15,222)

For the year ended December 31, 2024, the benefit obligation gain was primarily due to an increase in the discount rate. For the year ended December 31, 2023, the benefit obligation loss was primarily due to a decrease in the discount rate.

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2024	2023

	amounts in thousands
Pension liability	$(6,558)	(15,222)
Accumulated other comprehensive earnings (loss)	4,639	9,517
Net amount recognized	$(1,919)	(5,705)

Amounts recognized in accumulated other comprehensive (earnings) loss consist of the following:

	December 31,
	2024	2023	2022

	amounts in thousands
Net actuarial loss	$4,426	9,270	4,498
Prior service cost	213	247	281
Accumulated other comprehensive earnings (loss)	$4,639	9,517	4,779

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

The accumulated benefit obligation for the Non-Uniformed Personnel Pension Plan was $95.2 million, $97.0 million and $91.3 million at December 31, 2024, 2023 and 2022, respectively. Net periodic benefit cost recognized was as follows:

	Years ended December 31,
	2024	2023	2022

	amounts in thousands
Components of net periodic benefit cost:
Service cost	$3,061	3,177	5,558
Interest cost	5,386	5,329	4,190
Expected return on plan assets	(7,433)	(7,491)	(6,820)
Amortization of:
Prior service cost	34	34	34
Actuarial loss (gain)	41	(84)	1,955
	$1,089	965	4,917

Braves Holdings expects to contribute $4.8 million to the Non-Uniformed Personnel Pension Plan in 2025. The benefits expected to be paid from the plan in each year 2025 through 2029 are $4.4 million, $4.6 million, $4.9 million, $5.2 million and $6.3 million, respectively. The aggregate benefits expected to be paid in the five years from 2030 through 2034 are $32.7 million. The expected benefits are based on the same assumptions used to measure Braves Holdings’ benefit obligation at December 31, 2024 and include estimated future employee service.

Weighted average assumptions used to determine benefit obligations are as follows:

	December 31,
	2024	2023
Discount rate	5.75%	5.20%
Rate of compensation increase	4.64%	4.74%

Weighted average assumptions used to determine net benefit cost are as follows:

	Years ended December 31,
	2024	2023	2022
Discount rate	5.20%	5.50%	3.05%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.64%	4.74%	4.00%

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

December 31, 2024, 2023 and 2022

The assets of the Non-Uniformed Personnel Pension Plan are invested in shares of the Major League Baseball Pension Master Trust. The following is the asset allocation for the underlying assets held by the master trust:

	December 31,
	2024	2023
Domestic equities	23%	22%
Fixed income	48	49
International equities	13	13
Hedge funds	15	15
Cash equivalents	1	1
Total	100%	100%

Target asset
allocation
Domestic equities	22%
Fixed income	50
International equities	13
Hedge funds	15
Cash equivalents	—
Total	100%

The assets held by the Major League Baseball Pension Master Trust are reported at fair value. All assets, except for hedge funds and certain investments in equities and fixed-income securities made through common and collective trusts, are Level 1 assets that are actively traded and valued using quoted prices for identical securities from the market exchanges. As of December 31, 2024 and 2023, the fair value of Level 1 master trust assets attributable to Braves Holdings’ sponsored plan was $7.2 million and $7.1 million, respectively. As of December 31, 2024 and 2023, the fair value of Level 2 master trust assets attributable to Braves Holdings’ sponsored plan was $71.7 million and $67.1 million, respectively. Investments in hedge funds of $14.2 million and $12.6 million as of December 31, 2024 and 2023, respectively, are measured at NAV.

Certain employees of Braves Holdings participate in a Company sponsored 401(k) Savings Plan (the “401(k) Plan”). Braves Holdings makes matching contributions to the 401(k) Plan based on a percentage of the amount contributed by its employees. For the years ended December 31, 2024, 2023 and 2022, Braves Holdings’ contributions to the 401(k) Plan aggregated to $4.0 million, $2.8 million and $2.2 million, respectively.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

Income tax benefit (expense) consists of:

	Years ended December 31,
	2024	2023	2022

	amounts in thousands
Current:
Federal	$(4,182)	(3,689)	(12,976)
State	(124)	(14)	—
Foreign	(309)	(305)	(92)
	(4,615)	(4,008)	(13,068)
Deferred:
Federal	6,147	7,887	10,446
State	3,141	(15)	(33)
Foreign	—	—	—
	9,288	7,872	10,413
Income tax benefit (expense)	$4,673	3,864	(2,655)

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal statutory rate of 21% as a result of the following:

	Years ended December 31,
	2024	2023	2022

	amounts in thousands
Computed expected tax benefit (expense)	$7,548	27,123	6,619
State tax benefit (expense), net of federal benefit (expense)	1,203	(23)	(26)
Intergroup interest	—	(17,467)	(7,382)
Change in state tax rate	1,180	—	—
Nondeductible goodwill	—	—	(849)
Executive compensation	(4,610)	(1,966)	(354)
Nondeductible transaction costs	—	(2,507)	—
Stock-based compensation	778	561	147
Nondeductible meals and entertainment	(1,112)	(1,066)	(320)
Other	(314)	(791)	(490)
Income tax benefit (expense)	$4,673	3,864	(2,655)

During the year ended December 31, 2024, the Company recognized a tax benefit less than the expected federal tax rate of 21% due primarily to executive compensation that is not deductible for tax purposes, partially offset by the effect of state income taxes.

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

December 31, 2024, 2023 and 2022

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2024	2023

	amounts in thousands
Deferred tax assets:
Finance lease obligation	$26,741	27,981
Tax loss and credit carryforwards	22,153	16,724
Accrued compensation	—	1,701
Stock compensation	1,821	1,661
Capitalized R&D	2,647	—
Other	5,782	8,192
Deferred tax assets	59,144	56,259
Deferred tax liabilities:
Property and equipment, net	45,641	47,171
Intangible assets	33,153	34,624
Investments	8,081	10,619
Contract assets	10,797	12,091
Accrued compensation	3,678	—
Other	1,310	2,169
Total deferred tax liabilities	102,660	106,674
Net deferred tax liabilities	$(43,516)	(50,415)

At December 31, 2024, the Company had a deferred tax asset of $22.2 million for state net operating losses (“NOLs”) and federal and state interest expense carryforwards. The Company has $6.6 million of state NOLs and $14.3 million of interest expense that may be carried forward indefinitely and $1.3 million of state NOLs that will expire on various dates through 2037. These carryforwards are expected to be utilized in future periods and are not subject to a valuation allowance.

As of December 31, 2024, 2023 and 2022, no unrecognized tax benefits have been recorded. As of December 31, 2024, Liberty Media’s tax years prior to 2021 are closed for federal income tax purposes. Liberty Media’s 2021 tax year has not been audited by the Internal Revenue Service (the “IRS”) and its 2022 and 2023 tax years are currently under examination by the IRS. The Company’s 2023 tax year has not been audited by the IRS. The IRS is reviewing the Company’s 2024 tax year as part of the IRS’s compliance assurance process audit program. Various states are currently examining Liberty Media’s prior years’ state income tax returns. The Company does not expect the ultimate disposition of these audits to have a material adverse effect on the Company’s financial position or results of operations. The Company is not under audit in any state or local jurisdiction.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

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

As of December 31, 2024, no shares of preferred stock were issued and 50 million shares of preferred stock are authorized, which are undesignated as to series.

Common Stock

Series A common stock have one vote per share, Series B common stock have ten votes per share, and Series C common stock have no votes per share, except as required by law. Each share of Series B common stock is convertible at the option of the holder for one share of Series A common stock. All series of our common stock participate on an equal basis with respect to dividends and distributions.

As of December 31, 2024, 2.9 million shares of Series C common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

(11) Stock-Based Compensation

The Company recorded stock-based compensation expense of $16.5 million, $13.2 million and $12.2 million during the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are included in selling, general and administrative expense in the consolidated statements of operations.

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

Awards generally vest over 1-5 years and have a term of 7-8 years. The Company issues new shares upon exercise or settlement, as applicable, of Awards. The Company measures the cost of employee services received in exchange for an equity classified Award (such as RSAs, RSUs and stock options) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

Grants of Awards

Awards granted in 2024, 2023 and 2022 are summarized as follows:

	Years ended December 31,
	2024		2023		2022
	Awards	Weighted	Awards	Weighted	Awards	Weighted
	granted	average	granted	average	granted	average
	(000’s)	GDFV	(000’s)	GDFV	(000’s)	GDFV
Series C Atlanta Braves Holdings common stock options, Braves employees (1)	—	$—	476	$14.81	NA	NA
Series C Atlanta Braves Holdings common stock options, Liberty employees and directors (2)	—	$—	90	$14.78	NA	NA
Series C Liberty Braves common stock options, Liberty employees and directors (2)	—	$—	3	$14.24	10	$12.40
Series C Liberty Braves common stock options, Liberty CEO (3)	—	$—	—	$—	95	$9.16
Series C Atlanta Braves Holdings common stock RSUs, Braves employees and directors (4)	122	$40.00	411	$37.14	NA	NA
Series C Atlanta Braves Holdings common stock RSUs, Liberty employees and directors (5)	20	$38.58	44	$37.40	NA	NA
Series C Atlanta Braves Holdings common stock RSUs, Liberty CEO (7)	35	$38.58	NA	NA	NA	NA
Series C Liberty Braves common stock RSUs, Braves employees (4)	—	$—	—	$—	138	$32.76
Series C Liberty Braves common stock RSUs, Liberty employees and directors (6)	—	$—	19	$34.51	29	$27.33
Series C Liberty Braves common stock RSUs, Liberty CEO (7)	—	$—	31	$34.44	—	$—
(1)	Vests annually over three years.
(2)	Mainly vests between one and three years for employees and in one year for directors.
(3)	Grant made in March 2022 cliff vested in December 2022.
(4)	Mainly vests between one and three years for employees and in one year for directors.
(5)	Mainly vests annually over three years for employees and in one year for directors.
(6)	Grants mainly vest in one year for directors and one year from the month of grant for employees, subject to the satisfaction of certain performance objectives.
(7)	Grants made cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the Company’s compensation committee.

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

The Company did not grant any options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock during the years ended December 31, 2024 or 2023, nor did Liberty Media grant any options to purchase shares of Series A or Series B Liberty Braves common stock during the year ended December 31, 2022.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

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

	Series C
			Weighted		Aggregate
			average		intrinsic
	Atlanta Braves Holdings		remaining		value
	options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2024	3,502	$28.36
Granted	—	$—
Exercised	(566)	$26.34
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2024	2,936	$28.75	3.4	years	$28
Exercisable at December 31, 2024	2,619	$27.69	3.1	years	$28

As of December 31, 2024, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock.

As of December 31, 2024, the total unrecognized compensation cost related to unvested Atlanta Braves Holdings Awards was approximately $15.5 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.3 years.

As of December 31, 2024, 2.9 million shares of Series C Atlanta Braves Holdings common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all Atlanta Braves Holdings Series C stock options and Liberty Braves Series A and Series C stock options, on a combined basis, exercised during the years ended December 31, 2024, 2023 and 2022 was $7.6 million, $2.5 million and $1.2 million, respectively.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

RSAs and RSUs

The Company had approximately 343 thousand unvested RSUs of Atlanta Braves Holdings common stock held by certain directors, officers and employees as of December 31, 2024. These Series C unvested RSUs of Atlanta Braves Holdings common stock had a weighted average GDFV of $37.99 per share.

The aggregate fair value of all RSAs and RSUs of Atlanta Braves Holdings common stock and Liberty Braves common stock, on a combined basis, that vested during the years ended December 31, 2024, 2023 and 2022 was $13.9 million, $6.1 million and $6.4 million, respectively.

(12) Related-Party Transactions

During the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $2.1 million, $1.9 million and $1.2 million, respectively, from MLBAM for the reimbursement of certain centralized services performed by MLBAM. These amounts are included in selling, general and administrative, including stock-based compensation in the consolidated statements of operations. During the years ended December 31, 2024, 2023 and 2022, the Company also recognized insignificant revenue and expenses related to transactions with other equity method affiliates.

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

For the years ended December 31, 2024, 2023 and 2022, Braves Holdings incurred $42.3 million, $26.0 million and $16.0 million, respectively, in revenue sharing, which is included as an expense within baseball operating costs in the consolidated statements of operations.

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of December 31, 2024, amounts payable annually under such contracts aggregated to $221.1 million in 2025, $169.2 million in 2026, $120.9 million in 2027, $105.2 million in 2028, $63.1 million in 2029 and $83.2 million, combined, thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

Subsequent to December 31, 2024, Braves Holdings entered into long-term employment contracts with certain players, pursuant to which approximately $45.3 million is anticipated to be paid through 2027 according to the terms of such contracts, excluding any incentive compensation.

Diamond Sports Group Bankruptcy

As disclosed in note 2, ANLBC has a long-term local broadcasting agreement with SportSouth Network II, LLC, a subsidiary of Diamond Sports Group (now Main Street Sports Group, LLC), granting its regional cable networks the right to broadcast substantially all of the Braves games not otherwise selected for broadcast within the home television territory of the Braves (such agreement, as amended, the “Braves Broadcast Agreement”). In March 2023, Diamond Sports Group along with certain affiliates (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 (the “Chapter 11 Proceeding”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).

On February 12, 2024, the Bankruptcy Court entered an agreed order among the Debtors, ANLBC and certain other MLB Clubs who have broadcast agreements with Diamond Sports Group or its affiliates, and the BOC, whereby the Debtors agreed not to reject or cause the termination of various club broadcasting agreements, including the Braves Broadcast Agreement, before the end of the 2024 MLB Season (the “Agreed Order”). The Agreed Order provided other protections to ANLBC, MLB and the other covered Clubs to give some assurance that the Debtors would pay all required fees under the various club broadcasting agreements, including the Braves Broadcast Agreement, until the earlier to occur of (i) a plan of reorganization is confirmed by the Bankruptcy Court and the Debtors exit bankruptcy and (ii) the final payment for the 2024 MLB season is paid.

The Debtors filed their Disclosure Statement (the “Disclosure Statement”) and Joint Plan of Reorganization (the “Joint Plan of Reorganization”) on April 17, 2024. The Bankruptcy Court approved the Disclosure Statement and originally scheduled a hearing to consider confirmation of the Joint Plan of Reorganization for June 18, 2024 (the “Confirmation Hearing”). The Confirmation Hearing was originally adjourned to July 29-30, 2024, but on July 24, 2024, the Confirmation Hearing was further adjourned indefinitely. On September 3, 2024, the Debtors announced their intention to further amend the Disclosure Statement and Joint Plan of Reorganization in hopes of setting the Confirmation Hearing for some time in November 2024. On October 2, 2024, the Debtors filed their First Amended Joint Chapter 11 Plan of Reorganization (the “Amended Plan”) as well as their Disclosure Statement Supplement for the Debtors’ First Amended Joint Chapter 11 Plan of Reorganization (the “Disclosure Statement Supplement”). The Debtors filed a further revised version of the Amended Plan (the “Revised Amended Plan”) on October 9, 2024. On October 9, 2024, the Bankruptcy Court approved the Disclosure Statement Supplement and scheduled the Confirmation Hearing to consider the Revised Amended Plan for November 14, 2024. On November 14, 2024, the Debtors filed a further revised version of the Revised Amended Plan and the Bankruptcy Court entered an order approving the Revised Amended Plan. Upon the Revised Amended Plan becoming effective on January 2, 2025, Diamond Sports Group exited bankruptcy and is now operating as Main Street Sports Group, LLC.

To date and throughout the Chapter 11 Proceeding, ANLBC has received all scheduled payments in accordance with the Braves Broadcast Agreement. The obligations of Diamond Sports Group and certain of its affiliates under the Agreed Order have been satisfied in accordance with its terms.

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

December 31, 2024, 2023 and 2022

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

(14) Segment Information

The Company, through its ownership of Braves Holdings, is primarily engaged in the entertainment and real estate industries. The Company’s chief operating decision maker, the chief executive officer, evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA (as defined below). In addition, the Company reviews nonfinancial measures such as attendance, viewership and social media.

The Company defines Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

The Company identifies its reportable segments as those operating segments that represent 10% or more of its combined annual revenue, annual Adjusted OIBDA (as defined below) or total assets. Additionally, the Company considers how each operating segment is managed due to the products and services offered, the technologies used, the revenue sources generated, and marketing strategies deployed when evaluating its reportable segments. As a result, the Company has identified the following as its reportable segments:

●	Baseball – operations relating to Braves baseball and Truist Park and includes ticket sales, concessions, advertising sponsorships, suites and premium seat fees, broadcasting rights, retail and licensing.
●	Mixed-Use Development – includes retail, office, hotel and entertainment operations primarily within The Battery Atlanta.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

Performance Measures

	December 31, 2024
	amounts in thousands
	Baseball	Mixed-Use Development	Corporate and Other	Total

Revenue from external customers	$595,430	$67,318	$—	$662,748

Less: (1)
Baseball operating costs	504,146	—	—
Mixed-Use Development costs	—	9,762	—
Other segment items (2)	84,659	12,108	12,390
Segment Adjusted OIBDA	6,625	45,448	(12,390)	$39,683

Reconciliation of Adjusted OIBDA
Stock-based compensation				(16,519)
Depreciation and amortization				(62,829)
Operating income (loss)				$(39,665)
Interest expense				(38,789)
Share of earnings (losses) of affiliates, net				30,460
Realized and unrealized gains (losses) on intergroup interests, net				—
Realized and unrealized gains (losses) on financial instruments, net				3,424
Gains (losses) on dispositions, net				—
Other, net				8,629
Earnings (loss) before income taxes				$(35,941)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

	December 31, 2023
	amounts in thousands
	Baseball	Mixed-Use Development	Corporate and Other	Total

Revenue from external customers	$581,671	$58,996	$—	$640,667

Less: (1)
Baseball operating costs	482,391	—	—
Mixed-Use Development costs	—	8,834	—
Other segment items (2)	78,619	10,663	22,399
Segment Adjusted OIBDA	20,661	39,499	(22,399)	$37,761

Reconciliation of Adjusted OIBDA
Stock-based compensation				(13,221)
Depreciation and amortization				(70,980)
Operating income (loss)				$(46,440)
Interest expense				(37,673)
Share of earnings (losses) of affiliates, net				26,985
Realized and unrealized gains (losses) on intergroup interests, net				(83,178)
Realized and unrealized gains (losses) on financial instruments, net				2,343
Gains (losses) on dispositions, net				2,309
Other, net				6,496
Earnings (loss) before income taxes				$(129,158)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

	December 31, 2022
	amounts in thousands
	Baseball	Mixed-Use Development	Corporate and Other	Total

Revenue from external customers	$534,984	$53,577	$—	$588,561

Less: (1)
Baseball operating costs	427,832	—	—
Mixed-Use Development costs	—	8,674	—
Other segment items (2)	73,893	9,470	9,916
Segment Adjusted OIBDA	33,259	35,433	(9,916)	$58,776

Reconciliation of Adjusted OIBDA
Impairment of long-lived assets and other related costs, net of insurance recoveries				(5,427)
Stock-based compensation				(12,233)
Depreciation and amortization				(71,697)
Operating income (loss)				$(30,581)
Interest expense				(29,582)
Share of earnings (losses) of affiliates, net				28,927
Realized and unrealized gains (losses) on intergroup interests, net				(35,154)
Realized and unrealized gains (losses) on financial instruments, net				13,067
Gains (losses) on dispositions, net				20,132
Other, net				1,674
Earnings (loss) before income taxes				$(31,517)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2024, 2023 and 2022

Other Information

	December 31, 2024			December 31, 2023			December 31, 2022
	Total	Investments	Capital	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures	assets	in affiliates	expenditures

	amounts in thousands
Baseball	$892,914	94,020	21,388	882,442	84,326	12,152	953,016	78,326	6,853
Mixed-Use Development	602,894	14,766	64,625	571,586	14,887	56,884	516,498	16,238	10,816
Corporate and other	59,206	—	—	51,256	—	—	69,531	—	—
Elimination (1)	(31,168)	—	—	(954)	—	—	(48,384)	—	—
Total	$1,523,846	108,786	86,013	1,504,330	99,213	69,036	1,490,661	94,564	17,669

(1)	This amount is related to (i) intersegment accounts and transactions between Baseball and Mixed-Use Development that have been eliminated in the consolidated financial statements and (ii) income taxes payable that partially offset income taxes receivable in the consolidated balance sheets.

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2025:

Item 10.Directors, Executive Officers and Corporate Governance

Information related to our directors, executive officers, corporate governance and insider trading policies and procedures will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which is expected to be filed withing 120 days of our fiscal year end, and is incorporated herein by reference.

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.Executive Compensation

Information related to executive compensation will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which is expected to be filed withing 120 days of our fiscal year end, and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to the beneficial ownership of our common stock will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which is expected to be filed withing 120 days of our fiscal year end, and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Information related to certain relationships and related transactions and director independence will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which is expected to be filed withing 120 days of our fiscal year end, and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services

Information related to principal accountant fees and services will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which is expected to be filed withing 120 days of our fiscal year end, and is incorporated herein by reference.

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

3 - Articles of Incorporation and Bylaws:

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the July 2023 8-K.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the July 2023 8-K).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (File No. 41746) (the “February 2024 10-K”)).

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

10.8	Aircraft Time Sharing Agreements, dated July 18, 2023, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.4 of the July 2023 8-K).

10.9+	Form of Restricted Stock Units Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.10 of the Registrant’s Form S-1 filed on September 8, 2023 (File No. 333-274438) (the “S-1”)).

10.10+	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.11 of the Form S-1).

10.11+

Form of Non-Qualified Stock Option Agreement under the Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan, as amended from time to time, for certain officers of the company and Atlanta Braves (incorporated by reference to Exhibit 10.1 of the Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 8, 2024 (File No. 001-41746) (the “2024 First Quarter 10-Q”)).

10.12+

Form of Restricted Stock Unit Agreement under the Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan, as amended from time to time, for certain officers of the company and Atlanta Braves (incorporated by reference to Exhibit 10.2 to the 2024 First Quarter 10-Q).

10.13+

Form of Performance Restricted Stock Unit Agreement under the Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan, as amended from time to time, for certain officers of the company and Atlanta Braves (incorporated by reference to Exhibit 10.3 to the 2024 First Quarter 10-Q).

10.14+

Form of Annual Performance-Based Restricted Stock Unit Award between the Registrant and Gregory B. Maffei under the Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the 2024 First Quarter 10-Q).

iv-2

10.15+	Employment Agreement, dated March 6, 2023 by and between Atlanta National League Baseball Club, LLC and Jill Robinson.*

10.16+	Employment Agreement, dated January 1, 2023 by and between Atlanta National League Baseball Club, LLC and Derek Schiller.*

10.17+	Employment Agreement, dated March 15, 2023 by and between Atlanta National League Baseball Club, LLC and Mike Plant.*

10.18+	Employment Agreement, dated March 6, 2023 by and between Atlanta National League Baseball Club, LLC and Greg Heller.*

19.1	Insider Trading Policy.*

21	Subsidiaries of Atlanta Braves Holdings, Inc.*

23.1	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

97	Atlanta Braves Holdings, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the February 2024 10-K).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ATLANTA BRAVES HOLDINGS, INC.

Date: March 3, 2025	By:	/s/ TERENCE F. MCGUIRK
Terence F. McGuirk Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2025	By:	/s/ JILL L. ROBINSON
Jill L. Robinson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TERENCE F. MCGUIRK	Chairman, President, Chief Executive Officer, and Director	March 3, 2025
Terence F. McGuirk

/s/ JILL L. ROBINSON	Executive Vice President, Chief Financial Officer and Treasurer	March 3, 2025
Jill L. Robinson

/s/ BRIAN M. DEEVY	Director	March 3, 2025
Brian M. Deevy

/s/ WONYA Y. LUCAS	Director	March 3, 2025
Wonya Y. Lucas

/s/ DIANA M. MURPHY	Director	March 3, 2025

Diana M. Murphy