Form 10-Q
period 2025-03-31
Atlanta Braves Holdings, Inc.
filed 2025-05-12
CIK 1958140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Atlanta Braves Holdings, Inc. common stock as of April 30, 2025 was:

	Series A	Series B	Series C
Atlanta Braves Holdings, Inc. common stock	10,318,162	977,776	51,297,110

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2025	2024

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$244,679	110,144
Restricted cash	22,312	2,455
Accounts receivable and contract assets, net of allowance for credit losses of $445 and $238, respectively	27,619	49,991
Other current assets	26,752	16,556
Total current assets	321,362	179,146

Property and equipment, at cost (note 3)	1,184,422	1,161,803
Accumulated depreciation	(365,895)	(354,318)
	818,527	807,485

Investments in affiliates, accounted for using the equity method (note 4)	108,908	108,786
Intangible assets not subject to amortization:
Goodwill	175,764	175,764
Franchise rights	123,703	123,703
	299,467	299,467

Other assets, net	133,175	128,962
Total assets	$1,681,439	1,523,846

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	March 31,	December 31,
	2025	2024

	amounts in thousands,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$82,300	63,711
Deferred revenue and refundable tickets	220,108	111,851
Current portion of debt (note 5)	104,344	104,193
Other current liabilities	7,113	6,905
Total current liabilities	413,865	286,660

Long-term debt (note 5)	595,122	512,927
Finance lease liabilities	103,881	103,845
Deferred income tax liabilities	30,934	43,516
Pension liability	4,276	6,558
Other noncurrent liabilities	35,195	34,116
Total liabilities	1,183,273	987,622
Equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; zero shares issued at March 31, 2025 and December 31, 2024	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,318,162 and 10,318,162 at March 31, 2025 and December 31, 2024, respectively	103	103
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 977,776 and 977,776 at March 31, 2025 and December 31, 2024, respectively	10	10
Series C common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 51,294,890 and 51,269,890 at March 31, 2025 and December 31, 2024, respectively	511	511
Additional paid-in capital	1,115,876	1,112,551
Accumulated other comprehensive earnings (loss), net of taxes	(3,344)	(3,352)
Retained earnings (deficit)	(627,035)	(585,644)
Total stockholders' equity	486,121	524,179
Noncontrolling interests in equity of subsidiaries	12,045	12,045
Total equity	498,166	536,224
Commitments and contingencies (note 7)
Total liabilities and equity	$1,681,439	1,523,846

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2025	2024

	amounts in thousands,
	except per share amounts
Revenue:
Baseball revenue	$28,621	21,970
Mixed-Use Development revenue	18,590	15,110
Total revenue	47,211	37,080
Operating costs and expenses:
Baseball operating costs	48,763	45,207
Mixed-Use Development costs	2,408	2,253
Selling, general and administrative, including stock-based compensation	27,235	27,093
Depreciation and amortization	13,257	14,882
	91,663	89,435
Operating income (loss)	(44,452)	(52,355)
Other income (expense):
Interest expense	(10,344)	(9,443)
Share of earnings (losses) of affiliates, net (note 4)	322	1,627
Realized and unrealized gains (losses) on financial instruments, net	(637)	2,974
Other, net	1,213	1,769
Earnings (loss) before income taxes	(53,898)	(55,428)
Income tax benefit (expense)	12,507	4,156
Net earnings (loss)	$(41,391)	(51,272)
Basic net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$(0.66)	(0.83)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$(0.66)	(0.83)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2025	2024

	amounts in thousands
Net earnings (loss)	$(41,391)	(51,272)
Other comprehensive earnings (loss), net of tax:
Unrealized holdings gains (loss) arising during the period	8	(70)
Other comprehensive earnings (loss), net of tax	8	(70)
Comprehensive earnings (loss)	$(41,383)	(51,342)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2025	2024

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(41,391)	(51,272)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,257	14,882
Stock-based compensation	2,646	3,719
Share of (earnings) losses of affiliates, net	(322)	(1,627)
Realized and unrealized (gains) losses on financial instruments, net	637	(2,974)
Deferred income tax expense (benefit)	(12,582)	6,772
Cash receipts from returns on equity method investments	200	700
Net cash received (paid) for interest rate swaps	891	1,511
Other charges (credits), net	1,955	(542)
Net change in operating assets and liabilities:
Current and other assets	6,717	11,191
Payables and other liabilities	123,762	108,704
Net cash provided by (used in) operating activities	95,770	91,064
Cash flows from investing activities:
Capital expended for property and equipment	(19,516)	(27,642)
Other investing activities, net	(2,001)	47
Net cash provided by (used in) investing activities	(21,517)	(27,595)
Cash flows from financing activities:
Borrowings of debt	85,502	13,789
Repayments of debt	(4,536)	(4,018)
Other financing activities, net	(827)	(1,940)
Net cash provided by (used in) financing activities	80,139	7,831
Net increase (decrease) in cash, cash equivalents and restricted cash	154,392	71,300
Cash, cash equivalents and restricted cash at beginning of period	112,599	137,717
Cash, cash equivalents and restricted cash at end of period	$266,991	209,017

Supplemental disclosure to the condensed consolidated statements of cash flows:
Property and equipment expenditures incurred but not yet paid	$16,056	32,321

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2025	2024

	amounts in thousands
Cash and cash equivalents	$244,679	110,144
Restricted cash	22,312	2,455
Total cash, cash equivalents and restricted cash at end of period	$266,991	112,599

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2025	$—	103	10	511	1,112,551	(3,352)	(585,644)	12,045	536,224
Net earnings (loss)	—	—	—	—	—	—	(41,391)	—	(41,391)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	8	—	—	8
Stock-based compensation	—	—	—	—	2,646	—	—	—	2,646
Other	—	—	—	—	679	—	—	—	679
Balance at March 31, 2025	$—	103	10	511	1,115,876	(3,344)	(627,035)	12,045	498,166

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2024	$—	103	10	506	1,089,625	(7,271)	(554,376)	12,045	540,642
Net earnings (loss)	—	—	—	—	—	—	(51,272)	—	(51,272)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(70)	—	—	(70)
Stock-based compensation	—	—	—	—	3,719	—	—	—	3,719
Other	—	—	—	—	(1,772)	—	—	—	(1,772)
Balance at March 31, 2024	$—	103	10	506	1,091,572	(7,341)	(605,648)	12,045	491,247

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). These accompanying condensed consolidated financial statements refer to the consolidation of Braves Holdings and corporate cash as "Atlanta Braves Holdings," "the Company," "us," "we" and "our" in the notes to the condensed consolidated financial statements. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and variable interest entities (“VIE”) where the Company determines that it is the primary beneficiary. For consolidated entities where our ownership interest is less than 100%, noncontrolling ownership interests are reported in our condensed consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Atlanta Braves Holdings’ Annual Report on Form 10-K for the year ended December 31, 2024.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Braves and 29 other Major League Baseball (“MLB”) clubs are collectively referred to as the Clubs. The Office of the Commissioner of Baseball (the “BOC”) is an unincorporated association also doing business as MLB and has as its members the Clubs. The Clubs are bound by the terms and provisions of the Major League Constitution and all rules and regulations promulgated thereunder as well as a series of other agreements and arrangements that govern the operation and management of a Club, which among other things, require each Club to comply with limitations on the amount of debt a Club can incur, revenue sharing arrangements with the other Clubs, commercial arrangements with regard to the national broadcasting of its games and other programming and commercial arrangements relating to the use of its intellectual property.

Split-Off of Atlanta Braves Holdings from Liberty

Following the Split-Off and subsequent Liberty Media Exchange (as defined below), Liberty and Atlanta Braves Holdings operate as separate, publicly traded companies and neither has any continuing stock ownership, beneficial or otherwise, in the other. Liberty owned 1,811,066 shares of Atlanta Braves Holdings Series C common stock following the Split-Off. In November 2023, Liberty exchanged 1,811,066 shares of Atlanta Braves Holdings Series C common stock with a third party in satisfaction of certain of Liberty’s debt obligations and an affiliate of such third party then sold the shares in a secondary public offering (the “Liberty Media Exchange”). Pursuant to the registration rights agreement (as described below) with Liberty, Atlanta Braves Holdings registered the shares related to the Liberty Media Exchange. Atlanta Braves Holdings did not receive any of the proceeds from the Liberty Media Exchange.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Atlanta Braves Holdings and Liberty with respect to and resulting from the Split-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Atlanta Braves Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty provides Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Atlanta Braves Holdings will reimburse Liberty for direct, out-of-pocket expenses and will pay a services fee to Liberty under the services agreement that is subject to adjustment quarterly, as necessary. Additionally, pursuant to the services agreement with Liberty and prior to the Corporate Governance Transition (as defined below), components of the Liberty Chief Executive Officer’s compensation were either paid directly to him or reimbursed to Liberty, in each case, based on allocations set forth in the services agreement. The allocation percentage was 8% during the period from January 1, 2024 to August 31, 2024, when the Corporate Governance Transition (as defined below) occurred.

Under these various agreements, amounts reimbursable to Liberty aggregated $0.1 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

Related Party Transactions and Change in Corporate Governance

On August 21, 2024, Terence F. McGuirk (“McGuirk”), entered into certain shareholder arrangements with Dr. John C. Malone (“Malone”), pursuant to which Malone granted McGuirk a proxy (the “Malone Voting Agreement”) to vote 887,079 shares of the Company’s Series B Common Stock owned by Malone, representing 44% of the Company’s

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

then outstanding voting power, on director elections, the approval or authorization of executive compensation and other routine matters. Malone has also granted McGuirk a right of first refusal with respect to future transfers of the Company shares beneficially owned by Malone as well as certain appreciation rights with respect to the value of Malone’s shares of Series B Common Stock.

The execution of the Malone Voting Agreement constituted a “Change in Control” of the Company as defined in Gregory B. Maffei’s Executive Employment Agreement, dated effective as of December 13, 2019, by and between Mr. Maffei and Liberty. As a result, on August 21, 2024, Mr. Maffei notified the Company of his resignation as President, Chief Executive Officer, Chairman of the Board and a director of the Company effective August 31, 2024. Mr. Maffei’s separation from employment with the Company was for “Good Reason” within the meaning of his Executive Employment Agreement. As part of that transition, Atlanta Braves Holdings and Liberty began transitioning various general and administrative services then provided by Liberty to the management of Atlanta Braves Holdings, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Additionally, the then-current officers of the Company (with limited exceptions) stepped down from their officer positions, effective August 31, 2024, and members of the Braves Holdings executive team assumed these roles effective September 1, 2024 (the “Corporate Governance Transition”).

Seasonality

The majority of Braves Holdings revenue is seasonal, with the revenue recognized primarily during the second and third quarters which aligns with the baseball season.

Income Taxes

The Company’s tax provision from income taxes for interim periods has generally been determined using an estimate of our annual effective tax rate (“AETR”), adjusted for discrete items that are taken into account in the relevant period of recognition. Due to sensitivity in the AETR based on minor changes to our projected annual earnings (loss) before income taxes and the seasonality of our revenue, the Company is unable to reliably estimate the AETR as of March 31, 2025. As a result, the Company has calculated the tax provision from income taxes for the three months ended March 31, 2025 based upon a discrete effective tax rate model which treats the current year to date period as if it were the annual period.

(2)Earnings Attributable to Atlanta Braves Holdings Stockholders Per Common Share

Basic net earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Atlanta Braves Holdings shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares.

	Three months ended March 31,
	2025	2024

	(numbers of shares in thousands)
Basic WASO	62,574	61,879
Potentially dilutive shares (1)	746	824
Diluted WASO	63,320	62,703
(1)Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive. For the three months ended March 31, 2025 and 2024, there were no additional potential common shares excluded that would have been antidilutive.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) Property and Equipment

Property and equipment consisted of the following:

		March 31, 2025			December 31, 2024
			Owned			Owned
	Estimated		assets			assets
	Useful	Owned	available to		Owned	available to
	Life	assets	be leased	Total	assets	be leased	Total

	in years	amounts in thousands
Land	NA	$18,583	22,891	41,474	18,583	22,891	41,474
Buildings and improvements	15-39	281,420	477,792	759,212	281,420	481,276	762,696
Leasehold improvements	15-39	100,661	67,882	168,543	85,293	67,863	153,156
Furniture and equipment	5-7	193,113	15,122	208,235	183,971	9,850	193,821
Construction in progress	NA	1,009	5,949	6,958	6,865	3,791	10,656
Property and equipment, at cost		$594,786	589,636	1,184,422	576,132	585,671	1,161,803

Depreciation expense was $11.6 million and $13.6 million for the three months ended March 31, 2025 and 2024, respectively.

(4)Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	March 31, 2025		December 31, 2024
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
MLBAM	3.3%	$53,823	54,235
BELP	3.3%	40,502	39,785
Other	50.0%	14,583	14,766
Total		$108,908	108,786

The following table presents the Company’s share of earnings (losses) of affiliates, net:

	Three months ended
	March 31,
	2025	2024

	amounts in thousands
MLBAM	$(411)	(787)
BELP	717	1,713
Other	16	701
Total	$322	1,627

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

At the time of the acquisition of ANLBC by a predecessor of Liberty in 2007, the fair value of the MLBAM investment exceeded ANLBC’s proportionate share of MLBAM’s net assets, resulting in excess basis in the investment in MLBAM. The excess basis as of March 31, 2025 and December 31, 2024 was indefinite lived and aggregated approximately $10.3 million.

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

(5)Debt

Debt is summarized as follows:

	March 31,	December 31,
	2025	2024

	amounts in thousands
Baseball
League wide credit facility	$—	—
MLB facility fund – term	30,000	30,000
MLB facility fund – revolver	38,525	39,100
TeamCo revolver	—	—
Term debt	155,431	158,806
Mixed-Use Development
Credit facilities	136,573	126,924
Term debt	342,010	265,236
Deferred financing costs	(3,073)	(2,946)
Total debt	699,466	617,120
Debt classified as current	(104,344)	(104,193)
Total long-term debt	$595,122	512,927

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Braves Holdings also established a special purpose Delaware statutory trust, the Braves Club Trust (the “Club Trust”), and transferred, among other things, to the Club Trust its rights to receive distributions of revenue from the National Broadcasting Contracts, which secure borrowings under the LWCF. Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs. Major League Baseball Trust has granted Wells Fargo Bank, National Association, the collateral agent in respect of the LWCF, a first priority lien to secure the borrowings under the LWCF. The maximum amount available to the Club Trust under the LWCF was $125.0 million as of March 31, 2025. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

Under the LWCF, the Club Trust can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by the Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 1.20% to 1.325%, based on the credit rating of Major League Baseball Trust. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime, and (z) LIBOR plus 1.00%, plus a margin of 0.200% to 0.325%, based on the credit rating of Major League Baseball Trust. Beginning in May 2022, interest based on LIBOR under the LWCF was replaced with interest based on the Secured Overnight Financing Rate (“SOFR”) plus 0.1%. Borrowings outstanding under the LWCF bore interest at a rate of 5.62% and 5.63% per annum as of March 31, 2025 and December 31, 2024, respectively. The LWCF also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolving credit facility.

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

Term

In June 2020, Braves Facility Fund converted previous borrowings under a revolving credit advance to a $30.0 million term note with Major League Baseball Facility Fund, LLC (the “MLB facility fund – term”). Interest is payable on June 10 and December 10 of each year at an annual rate of 3.65%. In each of December 2029 and 2030, $15.0 million of the term note matures.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Revolver

In May 2021, Braves Facility Fund established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The maximum amount available to Braves Facility Fund under the MLB facility fund – revolver was $38.5 million as of March 31, 2025. The commitment termination date, which is the repayment date for all amounts borrowed under the revolving credit facility of the MLBFF, is July 10, 2026.

Under a credit agreement, Braves Facility Fund can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month LIBOR plus a margin of 1.275% to 1.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime rate, and (z) LIBOR plus 1.00%, plus a margin of 0.275% to 0.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. Beginning in May 2022, interest based on LIBOR under the MLB facility fund – revolver was replaced with interest based on the SOFR plus 0.1%. Borrowings outstanding under the MLB facility fund – revolver bore interest at a rate of 5.70% and 5.71% per annum as of March 31, 2025 and December 31, 2024, respectively. The MLB facility fund – revolver also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolver.

TeamCo Revolver

In September 2016, a subsidiary of Braves Holdings amended a revolving credit agreement (the “TeamCo Revolver”) that provided for revolving commitments of $85.0 million. Under the agreement, Braves Holdings can request a revolving credit loan in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Base Rate loan was the greater of (x) the prevailing Prime rate, (y) the prevailing Federal Funds rate plus 0.50%, and (z) LIBOR plus 1.00%, plus a margin of 0.25%. In August 2022, the TeamCo Revolver was amended, increasing the borrowing capacity to $150 million, extending the maturity to August 2029 and replacing the LIBOR interest rate with SOFR. Borrowings outstanding under the TeamCo Revolver bore interest at a rate of 5.57% and 5.58% per annum as of March 31, 2025 and December 31, 2024, respectively, and had availability of $150.0 million as of March 31, 2025. The TeamCo Revolver also has a commitment fee of 0.20% per annum on the daily unused amount of the revolving loans. Under the TeamCo Revolver, Braves Holdings must maintain certain financial covenants, including a fixed-charge coverage ratio and total enterprise indebtedness.

Baseball Term Debt

In August 2016, a subsidiary of Braves Holdings entered into a senior secured permanent placement note purchase agreement for $200.0 million (the “Note Purchase Agreement”). The notes bear interest at 3.77% per annum and are scheduled to mature in September 2041. Braves Holdings makes principal and interest payments of $6.4 million each March 30 and September 30. At March 31, 2025 and December 31, 2024, Braves Holdings had borrowings of $154.2 million and $157.6 million under the Note Purchase Agreement, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial covenants, including debt service coverage ratios.

Mixed-Use Development Credit Facilities

In August 2016, a subsidiary of Braves Holdings entered into a $37.5 million construction loan agreement. The proceeds were primarily used to pay the construction costs of an entertainment building adjacent to the Stadium, as well as assist with continued development and construction of the Mixed-Use Development. Beginning December 15, 2020 and on each month thereafter, Braves Holdings made principal and interest payments of $0.2 million. In November 2024,

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

this construction loan was amended, increasing the borrowing capacity to $40.0 million, of which approximately $6.0 million is not available for borrowing as of March 31, 2025, but is expected to be available once certain conditions are met. The amendment also extends the maturity to November 2029. Loans under the construction loan bear interest at SOFR plus 1.99% per annum. Borrowings outstanding under the construction loan bore interest at a rate of 6.31% and 6.32% as of March 31, 2025 and December 31, 2024, respectively. Beginning December 15, 2024 and on each month thereafter, Braves Holdings makes principal payments of $0.1 million in addition to interest in arrears. At March 31, 2025 and December 31, 2024, Braves Holdings had borrowings outstanding of $33.7 million and $33.8 million, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial covenants, including debt service coverage ratios.

In December 2022, a subsidiary of Braves Holdings entered into a $112.5 million construction loan agreement that has an initial maturity date of December 2026. The proceeds of the construction loan agreement will be used to pay the construction costs of an office building adjacent to the Stadium. Loans under the construction loan bear interest at SOFR plus 2.00% per annum (subject to a reduction to 1.80% per annum if certain conditions are met). Borrowings outstanding under the construction loan bore interest at a rate of 6.32% and 6.33% as of March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, Braves Holdings had borrowings outstanding of $102.4 million and $92.5 million, respectively, under the construction loan, net of unamortized debt issuance costs.

Mixed-Use Development Term Debt

In May 2018, a subsidiary of Braves Holdings refinanced a construction loan with a $95.0 million term loan agreement (the “Term Loan Agreement”). The Term Loan Agreement bore interest at one-month LIBOR plus 1.35% per annum and is scheduled to mature on May 18, 2025. In April 2023, the Term Loan Agreement was amended to change the reference rate on borrowings to daily simple SOFR. Borrowings outstanding under the term loan bore interest at a rate of 5.66% as of March 31, 2025 and December 31, 2024. The full principal amount will be due at maturity. At both  March 31, 2025 and December 31, 2024, Braves Holdings had borrowings of $95.0 million, under the Term Loan Agreement, net of unamortized debt issuance costs.

In June 2022, subsidiaries of Braves Holdings refinanced a construction loan agreement that was used to construct an office building within the Mixed-Use Development with a new term loan facility with $125.0 million in commitments, approximately $2.3 million of which is not available for borrowing as of March 31, 2025, but is expected to be available once certain conditions are met. The term loan agreement bears interest at one-month SOFR plus 2.10% per annum and is scheduled to mature on June 13, 2027. Borrowings outstanding under the term loan bore interest at a rate of 6.42% and 6.43% as of March 31, 2025 and December 31, 2024, respectively. Approximately $1.8 million of annual principal payments commenced in July 2024. At March 31, 2025 and December 31, 2024, Braves Holdings had borrowings outstanding of $121.0 million and $101.0 million, respectively, under the term loan facility, net of unamortized debt issuance costs.

In May 2023, a subsidiary of Braves Holdings refinanced an $80.0 million construction loan agreement that was used to construct the retail portion of the Mixed-Use Development with a new term loan with $80.0 million in commitments, approximately $11.3 million of which is not available for borrowing as of March 31, 2025, but is expected to be available once certain conditions are met. The term loan agreement bears interest at daily simple SOFR plus 2.50% per annum and is scheduled to mature on May 18, 2028. Borrowings outstanding under the term loan bore interest at a rate of 6.81% as of both March 31, 2025 and December 31, 2024. Approximately $1.0 million of annual principal payments commence in June 2026. At both March 31, 2025 and December 31, 2024, Braves Holdings had borrowings outstanding of $68.3 million, net of unamortized debt issuance costs.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In March 2025, a subsidiary of Braves Holdings entered into a term loan agreement with $56.8 million in commitments. The term loan agreement bears interest at a one-month SOFR plus 2.00% per annum and is scheduled to mature in March 2030. The full principal amount will be due at maturity with monthly interest payments commencing in May 2025. Borrowings outstanding under the term loan agreement bore interest at a rate of 6.32% as of March 31, 2025. At March 31, 2025, Braves Holdings had borrowings of $56.5 million under the term loan agreement, net of unamortized debt issuance costs.

Fair Value of Debt

The Company believes that the carrying amount of its debt with variable rates approximates fair value at March 31, 2025. Other fixed rate debt is considered to be carried at approximate fair value with the exception of the senior secured permanent placement notes, which was estimated to be approximately $131.9 million as of March 31, 2025, based on current U.S. treasury rates for similar financial instruments.

Interest Rate Swaps (Level 2)

In May 2018, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $95.0 million, maturing on May 5, 2025. As of March 31, 2025 and December 31, 2024, the fair value of the interest rate swap was an asset of $0.2 million and $0.6 million, respectively.

In May 2022, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million, maturing on June 1, 2025. Effective March 2023, the notional amount began at $100.0 million and decreased to $98.2 million as of March 31, 2025. As of March 31, 2025 and December 31, 2024, the fair value of the interest rate swap was an asset of $0.4 million and $0.7 million, respectively.

In June 2023, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $64.0 million, maturing on May 18, 2028. The interest rate swap became effective in June 2023. As of March 31, 2025 and December 31, 2024, the fair value of the interest rate swap was a liability of $0.1 million and an asset of $0.6 million, respectively.

Interest rate swaps are included within other current assets and other noncurrent liabilities as of March 31, 2025 and other current assets and other assets, net as of December 31, 2024 in the condensed consolidated balance sheets and changes in the fair value of the interest rate swaps are recorded to realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations.

(6)Stock-Based Compensation

The Company recorded stock-based compensation expense of $2.6 million and $3.7 million during the three months ended March 31, 2025 and 2024, respectively. These amounts are included in selling, general and administrative expense in the condensed consolidated statements of operations.

Incentive Plans

Prior to the Split-Off and pursuant to the Liberty Media Corporation 2022 Omnibus Incentive Plan, Liberty granted to certain of its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), restricted stock units (“RSUs”) and stock options to purchase shares of Liberty Braves common stock (collectively, “Liberty Braves Awards”). At the time of the Split-Off, the Liberty Braves Awards were exchanged into RSAs, RSUs and stock options to purchase shares of Atlanta Braves Holdings common stock.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Subsequent to the Split-Off, the Company can grant, to certain of its directors, employees and employees of its subsidiaries, RSAs, RSUs and stock options to purchase shares of its common stock (collectively, “Awards”), under the Atlanta Braves Holdings 2023 Omnibus Incentive Plan (the “2023 Plan”) and may grant Awards in respect of a maximum of 7.25 million shares of Atlanta Braves Holdings common stock.

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

Grants of Awards

The Company did not grant any options to purchase shares of Series A, Series B or Series C Atlanta Braves Holdings common stock during the three months ended March 31, 2025.

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

	Series C
			Weighted		Aggregate
			average		intrinsic
	Atlanta Braves Holdings		remaining		value
	options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2025	2,936	$28.75
Granted	—	$—
Exercised	(25)	$27.18
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2025	2,911	$28.76	3.1	years	$33
Exercisable at March 31, 2025	2,594	$27.70	2.8	years	$32

As of March 31, 2025, there were no outstanding options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2025, the total unrecognized compensation cost related to unvested Atlanta Braves Holdings Awards was approximately $12.8 million. Such amount will be recognized in the Company’s condensed consolidated statements of operations over a weighted average period of approximately 1.2 years.

As of March 31, 2025, 2.9 million shares of Atlanta Braves Holdings Series C common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all Atlanta Braves Holdings Series C common stock options exercised during the three months ended March 31, 2025 and 2024 was $0.3 million and $2.3 million, respectively.

RSAs and RSUs

The Company had approximately 0.3 million unvested RSUs of Atlanta Braves Holdings common stock held by certain directors, officers and employees of the Company as of March 31, 2025. These unvested Atlanta Braves Holdings Series C common stock RSUs had a weighted average GDFV of $37.99 per share.

There were no RSAs or RSUs of Atlanta Braves Holdings common stock that vested during the three months ended March 31, 2025. The aggregate fair value of all Series C RSUs of Atlanta Braves Holdings common stock that vested during the three months ended March 31, 2024 was $2.0 million.

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

During the three months ended March 31, 2025 and 2024, Braves Holdings incurred $1.6 million and $0.8 million, respectively, in revenue sharing, which is included as an expense within baseball operating costs in the condensed consolidated statements of operations.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of March 31, 2025, amounts payable annually under such contracts aggregated to $246.0 million in 2025, $184.2 million in 2026, $135.9 million in 2027, $105.2 million in 2028, $63.1 million in 2029 and $83.2 million, combined, thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

Subsequent to March 31, 2025, Braves Holdings entered into certain assignment agreements with long-term employment contracts which increased amounts payable by approximately $3.5 million and is anticipated to be paid through 2025 according to the terms of such contracts, excluding any incentive compensation.

Litigation

The Company, along with the BOC and other MLB affiliates, are subject to lawsuits arising in the normal course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company identifies its reportable segments as those operating segments that represent 10% or more of its combined annual revenue, annual Adjusted OIBDA or total assets. Additionally, the Company considers how each operating segment is managed due to the products and services offered, the technologies used, the revenue sources generated, and marketing strategies deployed when evaluating its reportable segments. As a result, the Company has identified the following as its reportable segments:

●	Baseball – operations relating to Braves baseball and Truist Park and includes ticket sales, concessions, advertising sponsorships, suites and premium seat fees, broadcasting rights, retail and licensing.
●	Mixed-Use Development – includes retail, office, hotel and entertainment operations primarily within The Battery Atlanta.

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended
	March 31,
	2025	2024

	amounts in thousands
Baseball:
Baseball event	$883	1,168
Broadcasting	4,291	2,101
Retail and licensing	6,080	5,653
Other	17,367	13,048
Total Baseball	28,621	21,970
Mixed-Use Development	18,590	15,110
Total revenue	$47,211	37,080

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The primary source of the Company’s deferred revenue relates to suite and season ticket arrangements, as well as certain sponsorship arrangements. Deferred revenue is recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met. The Company had long-term deferred revenue of $19.3 million and $17.8 million as of March 31, 2025 and December 31, 2024, respectively, which were included in other noncurrent liabilities in the condensed consolidated balance sheets. During the three months ended March 31, 2025 and 2024, the Company recognized $4.8 million and $5.3 million, respectively, of revenue that was included in deferred revenue at the beginning of the respective year.

Significant portions of the transaction prices for Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $360.4 million for the remainder of 2025, $334.3 million in 2026, $295.3 million in 2027, $428.0 million in 2028 through 2032, and $133.9 million thereafter, primarily recognized through 2041. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following tables detail Adjusted OIBDA by segment as well as a reconciliation of consolidated Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31, 2025
	amounts in thousands
	Baseball	Mixed-Use Development	Corporate and Other	Total

Revenue from external customers	$28,621	$18,590	$—	$47,211

Less: (1)
Baseball operating costs	48,763	—	—
Mixed-Use Development costs	—	2,408	—
Other segment items (2)	19,458	3,295	1,836
Segment Adjusted OIBDA	(39,600)	12,887	(1,836)	$(28,549)

Reconciliation of Adjusted OIBDA
Stock-based compensation				(2,646)
Depreciation and amortization				(13,257)
Operating income (loss)				$(44,452)
Interest expense				(10,344)
Share of earnings (losses) of affiliates, net				322
Realized and unrealized gains (losses) on financial instruments, net				(637)
Other, net				1,213
Earnings (loss) before income taxes				$(53,898)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended
	March 31, 2024
	amounts in thousands
	Baseball	Mixed-Use Development	Corporate and Other	Total

Revenue from external customers	$21,970	$15,110	$—	$37,080

Less: (1)
Baseball operating costs	45,207	—	—
Mixed-Use Development costs	—	2,253	—
Other segment items (2)	18,479	2,924	1,971
Segment Adjusted OIBDA	(41,716)	9,933	(1,971)	$(33,754)

Reconciliation of Adjusted OIBDA
Stock-based compensation				(3,719)
Depreciation and amortization				(14,882)
Operating income (loss)				$(52,355)
Interest expense				(9,443)
Share of earnings (losses) of affiliates, net				1,627
Realized and unrealized gains (losses) on financial instruments, net				2,974
Other, net				1,769
Earnings (loss) before income taxes				$(55,428)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

Other Information

					Three months ended
					March 31,
	March 31, 2025		December 31, 2024		2025	2024
	Total	Investments	Total	Investments	Capital	Capital
	assets	in affiliates	assets	in affiliates	expenditures	expenditures

	amounts in thousands				amounts in thousand
Baseball	$969,554	94,325	892,914	94,020	$9,077	6,245
Mixed-Use Development	683,541	14,583	602,894	14,766	10,439	21,397
Corporate and other	58,954	—	59,206	—	—	—
Elimination(1)	(30,610)	—	(31,168)	—	—	—
Total	$1,681,439	108,908	1,523,846	108,786	$19,516	27,642
(1)	This amount is related to (i) intersegment accounts and transactions between Baseball and Mixed-Use Development that have been eliminated in the condensed consolidated financial statements and (ii) income taxes payable that partially offset income taxes receivable in the condensed consolidated balance sheets.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9)Subsequent Events

On April 1, 2025, the Company, through a wholly-owned subsidiary, completed the acquisition of certain real estate for an aggregate purchase price of approximately $93.0 million. Included within the acquisition was a six-building office complex and the seller’s interest in the underlying in-place leases. The acquisition will be funded using available cash on-hand.

On April 3, 2025, a subsidiary of the Company entered into an interest rate swap agreement with Truist Bank for a notional value of approximately $97.7 million, maturing in June 2027. The interest rate swap will become effective in June 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "strategy," "continue," "seek," "may," "could" and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements may contain such words. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	Atlanta Braves Holdings, Inc.’s (“Atlanta Braves Holdings,” “the Company,” “us,” “we,” or “our”) historical financial information is not necessarily representative of its future financial position, future results of operations or future cash flows;
●	the Company’s ability to recognize anticipated benefits from the Split-Off (defined below);
●	the incurrence of costs as a standalone public company following the Split-Off;
●	the ability of the Company to successfully transition responsibilities for various matters from Liberty Media Corporation (“Liberty”) to Company or third-party personnel;
●	the Company’s ownership, management and board of directors structure;
●	the Company’s ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	the Company’s indebtedness could adversely affect operations and could limit its ability to react to changes in the economy or its industry;
●	the Company’s ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of inflation and weak economic conditions on consumer demand for products, services and events offered by the Company;
●	the outcome of pending or future litigation or investigations;
●	the operational risks of the Company and its business affiliates with operations outside of the United States;
●	the Company’s ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments;
●	the ability of the Company and its affiliates to comply with government regulations, including, without limitation, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings;
●	the regulatory and competitive environment of the industries in which the Company operates;
●	changes in the nature of key strategic relationships with business partners, vendors and joint venturers;
●	the achievement of on-field success;
●	the Company’s ability to develop, obtain and retain talented players;
●	the impact of organized labor on the Company;
●	the impact of the structure or an expansion of Major League Baseball (“MLB”);

●	the level of broadcasting revenue that Braves Holdings, LLC (“Braves Holdings”) receives;
●	the impact of data loss or breaches or disruptions of the Company’s information systems and information system security;
●	the Company’s processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities;
●	the Company’s ability to attract and retain qualified key personnel;
●	the inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments;
●	the Company’s stock price has and may continue to fluctuate;
●	the Company’s common stock and organizational structure; and
●	geopolitical incidents, accidents, terrorist acts, pandemics or epidemics, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to the Company and its affiliates.

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent required by law.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2024.

Explanatory Note

On July 18, 2023, Liberty, the then current parent organization of the Company, completed the previously announced redemption of each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of the Company (the “Split-Off”). The Split-Off was intended to be tax-free to holders of Liberty Braves common stock and in September 2024, the Internal Revenue Service completed its review of the Split-Off and notified Liberty that it agreed with the non-taxable characterization of the transaction. In September 2024, the then-current officers of the Company (with limited exceptions) stepped down from the officer positions and members of the Braves Holdings executive team assumed these roles (the “Corporate Governance Transition”). The Company is comprised of the businesses, assets and liabilities of its wholly-owned subsidiary Braves Holdings and corporate cash.

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

Results of Operations –March 31, 2025 and 2024

General. Provided in the tables below is information regarding the historical Condensed Consolidated Operating Results and Other Income and Expense of Atlanta Braves Holdings, as well as information regarding the contribution to those items from our reportable segments. The “corporate and other” category consists of those assets that do not qualify as a separate reportable segment.

	Three months ended
	March 31,
	2025	2024

	dollar amounts in thousands
Baseball revenue	$28,621	21,970
Mixed-Use Development revenue	18,590	15,110
Total revenue	47,211	37,080
Operating costs and expenses:
Baseball operating costs	(48,763)	(45,207)
Mixed-Use Development costs	(2,408)	(2,253)
Selling, general and administrative, excluding stock-based compensation	(24,589)	(23,374)
Stock-based compensation	(2,646)	(3,719)
Depreciation and amortization	(13,257)	(14,882)
Operating income (loss)	(44,452)	(52,355)
Other income (expense):
Interest expense	(10,344)	(9,443)
Share of earnings (losses) of affiliates, net	322	1,627
Realized and unrealized gains (losses) on financial instruments, net	(637)	2,974
Other, net	1,213	1,769
Earnings (loss) before income taxes	(53,898)	(55,428)
Income tax benefit (expense)	12,507	4,156
Net earnings (loss)	$(41,391)	(51,272)

Adjusted OIBDA(1)	(28,549)	(33,754)

Regular season home games	—	—
(1)	Adjusted OIBDA is a non-GAAP financial measure. See “Non-GAAP Adjusted OIBDA” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most comparable GAAP measure.

Baseball revenue. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue. The following table disaggregates baseball revenue by source:

	Three months ended
	March 31,
	2025	2024

	amounts in thousands
Baseball event	$883	1,168
Broadcasting	4,291	2,101
Retail and licensing	6,080	5,653
Other	17,367	13,048
Total Baseball	$28,621	21,970

As there were no regular season home games played in either the first quarter of 2025 or 2024, baseball event revenue was relatively flat during the three months ended March 31, 2025, as compared to the corresponding period in the prior year. Broadcasting revenue increased $2.2 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to an increase in the number of regular season games based upon the timing of the regular season start this year, as well as contractual rate increases. Retail and licensing revenue was relatively flat during the three months ended March 31, 2025, as compared to the corresponding period in the prior year. Other revenue, a component of baseball revenue, increased $4.3 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to events held at Truist Park, including hosting two games for the Savannah Bananas.

Mixed-Use Development revenue. Mixed-Use Development revenue is derived from the mixed-use facilities and primarily includes rental income and to a lesser extent, parking revenue and sponsorships. For the three months ended March 31, 2025, Mixed-Use Development revenue increased $3.5 million, as compared to the corresponding period in the prior year, primarily due to a $3.1 million increase in rental income and a $0.2 million increase in both sponsorship and parking revenue, respectively. Increases in rental income for the three months ended March 31, 2025, were primarily driven by new lease commencements.

Baseball operating costs. Baseball operating costs primarily include costs associated with baseball and stadium operations. For the three months ended March 31, 2025, baseball operating expenses increased $3.6 million, as compared to the corresponding period in the prior year, primarily due to a $1.1 million increase in major league player salaries and a $0.6 million increase in MLB’s revenue sharing plan and other shared expenses. Additional increases in baseball operating costs during the three months ended March 31, 2025, were due to $1.6 million of increases in expenses for events held at Truist Park.

Mixed-Use Development costs. Mixed-Use Development costs primarily include costs associated with maintaining and operating the mixed-use facilities. During the three months ended March 31, 2025, Mixed-Use Development costs were relatively flat as compared to the corresponding period in the prior year.

Selling, general and administrative, excluding stock-based compensation. Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $1.2 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to increased personnel costs.

Stock-based compensation. Stock-based compensation decreased $1.1 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to a reduction in outstanding awards.

Depreciation and amortization. Depreciation and amortization decreased $1.6 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to various Baseball related assets becoming fully depreciated partially offset by various Mixed-Use Development related assets being placed in service.

Operating income (loss). Operating loss decreased $7.9 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, due to the above explanations.

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

	Three months ended
	March 31,
	2025	2024

	amounts in thousands
Operating income (loss)	$(44,452)	(52,355)
Stock-based compensation	2,646	3,719
Depreciation and amortization	13,257	14,882
Adjusted OIBDA	$(28,549)	(33,754)

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2025	2024

	amounts in thousands
Baseball	$(39,600)	(41,716)
Mixed-Use Development	12,887	9,933
Corporate and Other	(1,836)	(1,971)
Total	$(28,549)	(33,754)

Consolidated Adjusted OIBDA increased $5.2 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year.

Baseball Adjusted OIBDA increased $2.1 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to the fluctuations in baseball revenue and operating costs, as described above.

Mixed-Use Development Adjusted OIBDA increased $3.0 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to the fluctuations in Mixed-Use Development revenue and costs, as described above.

Corporate and Other Adjusted OIBDA loss decreased $0.1 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to decreased stock-based compensation expense related to the Corporate Governance Transition.

Interest Expense. Interest expense was relatively flat during the three months ended March 31, 2025, as compared to the corresponding period in the prior year.

Share of earnings (losses) of affiliates, net. The following table presents our share of earnings (losses) of affiliates, net:

	Three months ended
	March 31,
	2025	2024

	amounts in thousands
MLB Advanced Media, L.P.	$(411)	(787)
Baseball Endowment, L.P.	717	1,713
Other	16	701
Total	$322	1,627

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the Company’s interest rate swaps driven by changes in interest rates.

Other, net. Other, net income decreased $0.6 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, due to decreases in dividend and interest income.

Income taxes. The Company’s tax provision or benefit from income taxes increased $8.5 million during the three months ended March 31, 2025, as compared to the corresponding period in the prior year, as a result of the Company utilizing a discrete effective tax rate during the three months ended March 31, 2025 compared to an estimated annual effective tax rate during the three months ended March 31, 2024.

For the three months ended March 31, 2025 and 2024, our effective tax rate was affected by the unfavorable impact of certain non-deductible expenses, such as executive compensation.

Net earnings (loss). The Company had net losses of $41.4 million and $51.3 million during the three months ended March 31, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $244.7 million of cash and cash equivalents. Substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

Braves Holdings is in compliance with all financial debt covenants as of March 31, 2025.

During the three months ended March 31, 2025 and 2024, the Company’s primary uses of cash were capital expenditures and debt service, funded primarily by cash from operations and new borrowings on construction loans.

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

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs, including the Braves Club Trust (the “Club Trust”). The maximum amount available to the Club Trust under the LWCF was $125.0 million as of March 31, 2025, which remains undrawn. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2026.

MLB Facility Fund Revolver

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction. In May 2021, Braves Facility Fund LLC established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund — revolver”). The commitment termination date, which is the repayment date for all amounts borrowed under the MLB facility fund — revolver, is July 10, 2026. The maximum amount available to Braves Facility Fund LLC under the MLB facility fund — revolver was $38.5 million as of March 31, 2025 and was fully drawn as of March 31, 2025.

TeamCo Revolver

A subsidiary of Braves Holdings is party to a Revolving Credit Agreement (the “TeamCo Revolver”), which provides revolving commitments of $150.0 million and matures in August 2029. The availability under the TeamCo Revolver as of March 31, 2025 was $150.0 million.

See note 5 to the accompanying condensed consolidated financial statements for a description of all indebtedness obligations.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal year 2024 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ending March 31, 2025.

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

As of March 31, 2025, we had $259.9 million aggregate principal amount of floating rate debt with a weighted average interest rate of 6.2% and $442.6 million aggregate principal amount of fixed rate debt with a weighted average interest rate of 4.4%.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to note 7 in the accompanying notes to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s Form 10-K under Part I, Item 1A. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the three months ended March 31, 2025.

During the three months ended March 31, 2025, no shares of Atlanta Braves Holdings Series A, Series B, or Series C common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(c) of Regulation S-K) during the Company’s fiscal quarter ended March 31, 2025.

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

ATLANTA BRAVES HOLDINGS, INC.

Date:	May 12, 2025	By:	/s/ TERENCE F. MCGUIRK
Terence F. McGuirk
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2025	By:	/s/ JILL L. ROBINSON
Jill L. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

II-2