Form 10-Q
period 2025-06-30
Atlanta Braves Holdings, Inc.
filed 2025-08-07
CIK 1958140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Atlanta Braves Holdings, Inc. common stock as of July 31, 2025 was:

	Series A	Series B	Series C
Atlanta Braves Holdings, Inc. common stock	10,318,162	977,776	51,459,265

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2025	2024

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$96,196	110,144
Restricted cash	57,425	2,455
Accounts receivable and contract assets, net of allowance for credit losses of $244 and $238, respectively	60,662	49,991
Other current assets	22,250	16,556
Total current assets	236,533	179,146

Property and equipment, at cost (note 3)	1,259,862	1,161,803
Accumulated depreciation	(378,795)	(354,318)
	881,067	807,485

Investments in affiliates, accounted for using the equity method (note 4)	114,606	108,786
Intangible assets not subject to amortization:
Goodwill	175,764	175,764
Franchise rights	123,703	123,703
	299,467	299,467

Other assets, net	152,188	128,962
Total assets	$1,683,861	1,523,846

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	June 30,	December 31,
	2025	2024

	amounts in thousands,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$111,043	63,711
Deferred revenue and refundable tickets	144,442	111,851
Current portion of debt (note 5)	104,445	104,193
Other current liabilities	11,232	6,905
Total current liabilities	371,162	286,660

Long-term debt (note 5)	598,656	512,927
Finance lease liabilities	100,839	103,845
Deferred income tax liabilities	37,755	43,516
Pension liability	4,393	6,558
Other noncurrent liabilities	36,183	34,116
Total liabilities	1,148,988	987,622
Equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; zero shares issued at June 30, 2025 and December 31, 2024	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,318,162 and 10,318,162 at June 30, 2025 and December 31, 2024, respectively	103	103
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 977,776 and 977,776 at June 30, 2025 and December 31, 2024, respectively	10	10
Series C common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 51,459,265 and 51,269,890 at June 30, 2025 and December 31, 2024, respectively	513	511
Additional paid-in capital	1,123,091	1,112,551
Accumulated other comprehensive earnings (loss), net of taxes	(3,348)	(3,352)
Retained earnings (deficit)	(597,541)	(585,644)
Total stockholders' equity	522,828	524,179
Noncontrolling interests in equity of subsidiaries	12,045	12,045
Total equity	534,873	536,224
Commitments and contingencies (note 7)
Total liabilities and equity	$1,683,861	1,523,846

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in thousands,
	except per share amounts
Revenue:
Baseball revenue	$287,319	266,001	315,940	287,971
Mixed-Use Development revenue	25,121	16,875	43,711	31,985
Total revenue	312,440	282,876	359,651	319,956
Operating costs and expenses:
Baseball operating costs	210,809	205,070	259,572	250,277
Mixed-Use Development costs	3,633	2,410	6,041	4,663
Selling, general and administrative, including stock-based compensation	34,940	33,351	62,175	60,444
Depreciation and amortization	21,271	17,109	34,528	31,991
	270,653	257,940	362,316	347,375
Operating income (loss)	41,787	24,936	(2,665)	(27,419)
Other income (expense):
Interest expense	(11,652)	(9,713)	(21,996)	(19,156)
Share of earnings (losses) of affiliates, net (note 4)	10,613	11,622	10,935	13,249
Realized and unrealized gains (losses) on financial instruments, net	(640)	931	(1,277)	3,905
Other, net	1,673	2,217	2,886	3,986
Earnings (loss) before income taxes	41,781	29,993	(12,117)	(25,435)
Income tax benefit (expense)	(12,287)	(884)	220	3,272
Net earnings (loss)	29,494	29,109	(11,897)	(22,163)
Basic net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$0.47	0.47	(0.19)	(0.36)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$0.46	0.46	(0.19)	(0.36)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in thousands
Net earnings (loss)	$29,494	29,109	(11,897)	(22,163)
Other comprehensive earnings (loss), net of tax:
Unrealized holdings gains (loss) arising during the period	11	(71)	19	(141)
Share of other comprehensive earnings (loss) of affiliates	(15)	(17)	(15)	(17)
Other comprehensive earnings (loss), net of tax	(4)	(88)	4	(158)
Comprehensive earnings (loss)	$29,490	29,021	(11,893)	(22,321)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2025	2024

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(11,897)	(22,163)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,528	31,991
Stock-based compensation	5,292	7,424
Share of (earnings) losses of affiliates, net	(10,935)	(13,249)
Realized and unrealized (gains) losses on financial instruments, net	1,277	(3,905)
Deferred income tax expense (benefit)	(5,761)	(2,801)
Cash receipts from returns on equity method investments	5,095	5,838
Net cash received (paid) for interest rate swaps	1,632	3,036
Other charges (credits), net	4,071	(1,480)
Net change in operating assets and liabilities:
Current and other assets	(30,545)	(8,574)
Payables and other liabilities	94,883	60,635
Net cash provided by (used in) operating activities	87,640	56,752
Cash flows from investing activities:
Capital expended for property and equipment	(36,400)	(57,432)
Acquisition of real estate assets	(93,709)	—
Investments in equity method affiliates and equity securities	—	(714)
Other investing activities, net	4	41
Net cash provided by (used in) investing activities	(130,105)	(58,105)
Cash flows from financing activities:
Borrowings of debt	88,509	33,405
Repayments of debt	(5,702)	(4,787)
Proceeds (disbursements) from exercise of stock options and other stock issuances	5,250	(1,027)
Other financing activities, net	(4,570)	(2,599)
Net cash provided by (used in) financing activities	83,487	24,992
Net increase (decrease) in cash, cash equivalents and restricted cash	41,022	23,639
Cash, cash equivalents and restricted cash at beginning of period	112,599	137,717
Cash, cash equivalents and restricted cash at end of period	$153,621	161,356

Supplemental disclosure to the condensed consolidated statements of cash flows:
Property and equipment expenditures incurred but not yet paid	$5,081	23,103

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2025	2024

	amounts in thousands
Cash and cash equivalents	$96,196	110,144
Restricted cash	57,425	2,455
Total cash, cash equivalents and restricted cash at end of period	$153,621	112,599

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2025	$—	103	10	511	1,112,551	(3,352)	(585,644)	12,045	536,224
Net earnings (loss)	—	—	—	—	—	—	(11,897)	—	(11,897)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	5,292	—	—	—	5,292
Stock issuances and other, net	—	—	—	2	5,248	—	—	—	5,250
Balance at June 30, 2025	$—	103	10	513	1,123,091	(3,348)	(597,541)	12,045	534,873

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at March 31, 2025	$—	103	10	511	1,115,876	(3,344)	(627,035)	12,045	498,166
Net earnings (loss)	—	—	—	—	—	—	29,494	—	29,494
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	—	2,646	—	—	—	2,646
Stock issuances and other, net	—	—	—	2	4,569	—	—	—	4,571
Balance at June 30, 2025	$—	103	10	513	1,123,091	(3,348)	(597,541)	12,045	534,873

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2024	$—	103	10	506	1,089,625	(7,271)	(554,376)	12,045	540,642
Net earnings (loss)	—	—	—	—	—	—	(22,163)	—	(22,163)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(158)	—	—	(158)
Stock-based compensation	—	—	—	—	7,424	—	—	—	7,424
Stock issuances and other, net	—	—	—	1	(1,028)	—	—	—	(1,027)
Balance at June 30, 2024	$—	103	10	507	1,096,021	(7,429)	(576,539)	12,045	524,718

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at March 31, 2024	$—	103	10	506	1,091,572	(7,341)	(605,648)	12,045	491,247
Net earnings (loss)	—	—	—	—	—	—	29,109	—	29,109
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(88)	—	—	(88)
Stock-based compensation	—	—	—	—	3,705	—	—	—	3,705
Stock issuances and other, net	—	—	—	1	744	—	—	—	745
Balance at June 30, 2024	$—	103	10	507	1,096,021	(7,429)	(576,539)	12,045	524,718

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

Under these various agreements, amounts reimbursable to Liberty aggregated to a nominal amount and $1.8 million for the three months ended June 30, 2025 and 2024, respectively, and $0.1 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively.

Related Party Transactions and Change in Corporate Governance

On August 21, 2024, Terence F. McGuirk (“McGuirk”), entered into certain shareholder arrangements with Dr. John C. Malone (“Malone”), pursuant to which Malone granted McGuirk a proxy (the “Malone Voting Agreement”)

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

to vote 887,079 shares of the Company’s Series B common stock owned by Malone, representing 44% of the Company’s then outstanding voting power, on director elections, the approval or authorization of executive compensation and other routine matters. Malone has also granted McGuirk a right of first refusal with respect to future transfers of the Company shares beneficially owned by Malone as well as certain appreciation rights with respect to the value of Malone’s shares of the Company’s Series B common stock.

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

Income Taxes

In prior years, the Company’s tax provision from income taxes for interim periods has generally been determined using an estimate of our annual effective tax rate (the “AETR”), adjusted for discrete items that are taken into account in the relevant period of recognition. Due to sensitivity in our AETR based on minor changes to our projected annual earnings (loss) before income taxes and the seasonality of our revenue, the Company is unable to reliably estimate our AETR as of June 30, 2025. As a result, the Company has calculated the tax provision from income taxes for the three and six months ended June 30, 2025 based upon a discrete effective tax rate model which treats the current year to date period as if it were the annual period.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(numbers of shares in thousands)
Basic WASO	62,636	61,948	62,605	61,913
Potentially dilutive shares (1)	873	844	810	835
Diluted WASO	63,509	62,792	63,415	62,748
(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive. For the three and six months ended June 30, 2025 and 2024, there were no additional potential common shares excluded that would have been antidilutive.

(3) Property and Equipment

Property and equipment consisted of the following:

	June 30, 2025			December 31, 2024
		Owned			Owned
		assets			assets
	Owned	available to		Owned	available to
	assets	be leased	Total	assets	be leased	Total

	amounts in thousands
Land	$18,583	47,500	66,083	18,583	22,891	41,474
Buildings and improvements	281,562	523,759	805,321	281,420	481,276	762,696
Leasehold improvements	102,766	67,642	170,408	85,293	67,863	153,156
Furniture and equipment	196,027	15,970	211,997	183,971	9,850	193,821
Construction in progress	867	5,186	6,053	6,865	3,791	10,656
Property and equipment, at cost	$599,805	660,057	1,259,862	576,132	585,671	1,161,803

Depreciation expense was $12.9 million and $10.0 million for the three months ended June 30, 2025 and 2024, respectively, and $24.5 million and $23.6 million for the six months ended June 30, 2025 and 2024, respectively.

(4)Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	June 30, 2025		December 31, 2024
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
MLBAM	3.3%	$60,239	54,235
BELP	3.3%	40,733	39,785
Other	50.0%	13,634	14,766
Total		$114,606	108,786

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company’s share of earnings (losses) of affiliates, net:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in thousands
MLBAM	$10,310	9,478	9,899	8,691
BELP	231	1,456	948	3,169
Other	72	688	88	1,389
Total	$10,613	11,622	10,935	13,249

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

At the time of the acquisition of ANLBC by a predecessor of Liberty in 2007, the fair value of the MLBAM investment exceeded ANLBC’s proportionate share of MLBAM’s net assets, resulting in excess basis in the investment in MLBAM. The excess basis as of June 30, 2025 and December 31, 2024 was indefinite lived and aggregated approximately $10.3 million.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5)Debt

Debt is summarized as follows:

	June 30,	December 31,
	2025	2024

	amounts in thousands
Baseball
League wide credit facility	$—	—
MLB facility fund – term	30,000	30,000
MLB facility fund – revolver	37,950	39,100
TeamCo revolver	—	—
Term debt	155,431	158,806
Mixed-Use Development
Credit facilities	138,064	126,924
Term debt	344,587	265,236
Deferred financing costs	(2,931)	(2,946)
Total debt	703,101	617,120
Debt classified as current	(104,445)	(104,193)
Total long-term debt	$598,656	512,927

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Braves Holdings also established a special purpose Delaware statutory trust, the Braves Club Trust (the “Club Trust”), and transferred, among other things, to the Club Trust its rights to receive distributions of revenue from the National Broadcasting Contracts, which secure borrowings under the LWCF. Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs. Major League Baseball Trust has granted Wells Fargo Bank, National Association, the collateral agent in respect of the LWCF, a first priority lien to secure the borrowings under the LWCF. The maximum amount available to the Club Trust under the LWCF was $125.0 million as of June 30, 2025. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2030.

Under the LWCF, the Club Trust can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by the Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 1.20% to 1.325%, based on the credit rating of Major League Baseball Trust. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime, and (z) LIBOR plus 1.00%, plus a margin of 0.200% to 0.325%, based on the credit rating of Major League Baseball Trust. Beginning in May 2022, interest based on LIBOR under the LWCF was replaced with interest based on the Secured Overnight Financing Rate (“SOFR”) plus 0.1%. Borrowings outstanding under the LWCF bore interest at a rate of 5.62% and 5.63% per annum as of June 30, 2025 and December 31, 2024, respectively. The LWCF also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolving credit facility.

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

Revolver

In May 2021, Braves Facility Fund established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The maximum amount available to Braves Facility Fund under the MLB facility fund – revolver was $38.0 million as of June 30, 2025. The commitment termination date, which is the repayment date for all amounts borrowed under the revolving credit facility of the MLBFF, is July 10, 2030.

Under a credit agreement, Braves Facility Fund can request a revolving credit advance in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Eurodollar loan was one-month LIBOR plus a margin of 1.275% to 1.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. The interest rate of a Base Rate loan was the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime rate, and (z) LIBOR plus 1.00%, plus a margin of 0.275% to 0.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. Beginning in May 2022, interest based on LIBOR under the MLB facility fund – revolver was replaced with interest based on the SOFR plus 0.1%. Borrowings outstanding under the MLB facility fund – revolver bore interest at a rate of 5.70% and 5.71% per annum as of June 30, 2025 and December 31, 2024, respectively. The MLB facility fund – revolver also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolver.

TeamCo Revolver

In September 2016, a subsidiary of Braves Holdings amended a revolving credit agreement (the “TeamCo Revolver”) that provided for revolving commitments of $85.0 million. Under the agreement, Braves Holdings can request a revolving credit loan in the form of a Eurodollar or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Eurodollar or Base Rate, plus an applicable margin. The interest rate of a Base Rate loan was the greater of (x) the prevailing Prime rate, (y) the prevailing Federal Funds rate plus 0.50%, and (z) LIBOR plus 1.00%, plus a margin of 0.25%. In August 2022, the TeamCo Revolver was amended, increasing the borrowing capacity to $150 million, extending the maturity to August 2029 and replacing the LIBOR interest rate with SOFR. Borrowings outstanding under the TeamCo Revolver bore interest at a rate of 5.57% and 5.58% per annum as of June 30, 2025 and December 31, 2024, respectively, and had availability of $150.0 million as of June 30, 2025. The TeamCo Revolver also has a commitment fee of 0.20% per annum on the daily unused amount of the

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

revolving loans. Under the TeamCo Revolver, Braves Holdings must maintain certain financial covenants, including a fixed-charge coverage ratio and total enterprise indebtedness.

Baseball Term Debt

In August 2016, a subsidiary of Braves Holdings entered into a senior secured permanent placement note purchase agreement for $200.0 million (the “Note Purchase Agreement”). The notes bear interest at 3.77% per annum and are scheduled to mature in September 2041. Braves Holdings makes principal and interest payments of $6.4 million each March 30 and September 30. At June 30, 2025 and December 31, 2024, Braves Holdings had borrowings of $154.3 million and $157.6 million under the Note Purchase Agreement, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial and non-financial covenants, including debt service coverage ratios.

Mixed-Use Development Credit Facilities

In August 2016, a subsidiary of Braves Holdings entered into a $37.5 million construction loan agreement. The proceeds were primarily used to pay the construction costs of an entertainment building adjacent to the Stadium, as well as assist with continued development and construction of the Mixed-Use Development. Beginning December 15, 2020 and on each month thereafter, Braves Holdings made principal and interest payments of $0.2 million. In November 2024, this construction loan was amended, increasing the borrowing capacity to $40.0 million, of which approximately $6.0 million is not available for borrowing as of June 30, 2025, but is expected to be available once certain conditions are met. The amendment also extends the maturity to November 2029. Loans under the construction loan bear interest at SOFR plus 1.99% per annum. Borrowings outstanding under the construction loan bore interest at a rate of 6.31% and 6.32% as of June 30, 2025 and December 31, 2024, respectively. Beginning December 15, 2024 and on each month thereafter, Braves Holdings makes principal payments of $0.1 million in addition to interest in arrears. At June 30, 2025 and December 31, 2024, Braves Holdings had borrowings outstanding of $33.5 million and $33.8 million, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial covenants, including debt service coverage ratios.

In December 2022, a subsidiary of Braves Holdings entered into a $112.5 million construction loan agreement that has an initial maturity date of December 2026. The proceeds of the construction loan agreement will be used to pay the construction costs of an office building adjacent to the Stadium. Loans under the construction loan bear interest at SOFR plus 2.00% per annum (subject to a reduction to 1.80% per annum if certain conditions are met). Borrowings outstanding under the construction loan bore interest at a rate of 6.32% and 6.33% as of June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, Braves Holdings had borrowings outstanding of $104.1 million and $92.5 million, respectively, under the construction loan, net of unamortized debt issuance costs.

Mixed-Use Development Term Debt

In May 2018, a subsidiary of Braves Holdings refinanced a construction loan with a $95.0 million term loan agreement that was scheduled to mature on May 18, 2025. In April 2023, the term loan agreement was amended to change the reference rate on borrowings to daily simple SOFR. In May 2025, the term loan agreement was amended, extending the maturity to May 2026 and providing for two, twelve-month extension options, subject to certain conditions. Borrowings outstanding under the term loan bore interest at a rate of 5.64% and 5.66% as of June 30, 2025 and December 31, 2024, respectively. The full principal amount will be due at maturity. At June 30, 2025 and December 31, 2024, Braves Holdings had borrowings of $94.9 million and $95.0 million, respectively, under the term loan agreement, net of unamortized debt issuance costs. Pursuant to the May 2025 amendment, Braves Holdings must maintain certain non-financial covenants.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In June 2022, subsidiaries of Braves Holdings refinanced a construction loan agreement that was used to construct an office building within the Mixed-Use Development with a new term loan facility with $125.0 million in commitments, approximately $2.3 million of which is not available for borrowing as of June 30, 2025, but is expected to be available once certain conditions are met. The term loan agreement bears interest at one-month SOFR plus 2.10% per annum and is scheduled to mature on June 13, 2027. Borrowings outstanding under the term loan bore interest at a rate of 6.42% and 6.43% as of June 30, 2025 and December 31, 2024, respectively. Approximately $1.8 million of annual principal payments commenced in July 2024. At June 30, 2025 and December 31, 2024, Braves Holdings had borrowings outstanding of $120.6 million and $101.0 million, respectively, under the term loan facility, net of unamortized debt issuance costs.

In May 2023, a subsidiary of Braves Holdings refinanced an $80.0 million construction loan agreement that was used to construct the retail portion of the Mixed-Use Development with a new term loan with $80.0 million in commitments, approximately $8.3 million of which is not available for borrowing as of June 30, 2025, but is expected to be available once certain conditions are met. The term loan agreement bears interest at daily simple SOFR plus 2.50% per annum and is scheduled to mature on May 18, 2028. Borrowings outstanding under the term loan bore interest at a rate of 6.80% and 6.81% as of June 30, 2025 and December 31, 2024, respectively. Approximately $1.0 million of annual principal payments commence in June 2026. At June 30, 2025 and December 31, 2024, Braves Holdings had borrowings outstanding of $71.4 million and $68.3 million, respectively, net of unamortized debt issuance costs.

In March 2025, a subsidiary of Braves Holdings entered into a term loan agreement with $56.8 million in commitments. The term loan agreement bears interest at a one-month SOFR plus 2.00% per annum and is scheduled to mature in March 2030. The full principal amount will be due at maturity, and monthly interest payments commenced in May 2025. Borrowings outstanding under the term loan agreement bore interest at a rate of 6.32% as of June 30, 2025. At June 30, 2025, Braves Holdings had borrowings of $56.5 million under the term loan agreement, net of unamortized debt issuance costs.

Fair Value of Debt

The Company believes that the carrying amount of its debt with variable rates approximates fair value at June 30, 2025. Other fixed rate debt is considered to be carried at approximate fair value with the exception of the senior secured permanent placement notes, which was estimated to be approximately $131.1 million as of June 30, 2025, based on current U.S. treasury rates for similar financial instruments.

Interest Rate Swaps (Level 2)

In May 2018, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $95.0 million, that matured on May 5, 2025. As of December 31, 2024, the fair value of the interest rate swap was an asset of $0.6 million.

In May 2022, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million, that matured on June 1, 2025. Effective March 2023, the notional amount began at $100.0 million and decreased to $97.8 million as of June 1, 2025. As of December 31, 2024, the fair value of the interest rate swap was an asset of $0.7 million.

In June 2023, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $64.0 million, maturing on May 18, 2028. The interest rate swap became effective in June 2023. As of June 30, 2025 and December 31, 2024, the fair value of the interest rate swap was a liability of $0.6 million and an asset of $0.6 million, respectively.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In April 2025, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $97.7 million, maturing on June 1, 2027. The interest rate swap became effective in June 2025. As of June 30, 2025, the fair value of the interest rate swap was nominal.

In May 2025, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $85.9 million, maturing on May 18, 2026. As of June 30, 2025, the fair value of the interest rate swap was a liability of $0.1 million.

Interest rate swaps are included within current liabilities and other noncurrent liabilities as of June 30, 2025 and other current assets and other assets, net as of December 31, 2024 in the condensed consolidated balance sheets and changes in the fair value of the interest rate swaps are recorded to realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations.

(6)Stock-Based Compensation

The Company recorded stock-based compensation expense of $2.6 million and $3.7 million during the three months ended June 30, 2025 and 2024, respectively, and $5.3 million and $7.4 million during the six months ended June 30, 2025 and 2024, respectively. These amounts are included in selling, general and administrative expense in the condensed consolidated statements of operations.

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

Grants of Awards

In June 2025, the Company granted 0.5 million performance-based RSUs of Atlanta Braves Holdings Series C common stock to certain officers and employees of the Company. Such RSUs had a GDFV of $46.77 per share and vest on December 31, 2027, subject to the satisfaction of certain performance objectives. Performance objectives are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

The Company did not grant any options to purchase shares of Atlanta Braves Holdings Series A, Series B, or Series C common stock during the six months ended June 30, 2025.

In connection with the Liberty Chief Executive Officer’s employment agreement, Liberty granted 35 thousand performance-based RSUs of Atlanta Braves Holdings Series C common stock to the Liberty Chief Executive Officer during the six months ended June 30, 2024. Such RSUs had a GDFV of $38.58 per share. In August 2024, and in connection with the Corporate Governance Transition, such RSUs were vested in full as to the target number of shares underlying such RSUs.

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

	Series C
			Weighted		Aggregate
			average		intrinsic
	Atlanta Braves Holdings		remaining		value
	options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2025	2,936	$28.75
Granted	—	$—
Exercised	(204)	$28.61
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2025	2,732	$28.76	2.9	years	$49
Exercisable at June 30, 2025	2,415	$27.62	2.6	years	$46

As of June 30, 2025, there were no outstanding options to purchase shares of Atlanta Braves Holdings Series A or Series B common stock.

As of June 30, 2025, the total unrecognized compensation cost related to unvested Atlanta Braves Holdings Awards was approximately $31.3 million. Such amount will be recognized in the Company’s condensed consolidated statements of operations over a weighted average period of approximately 1.5 years.

As of June 30, 2025, 2.7 million shares of Atlanta Braves Holdings Series C common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Exercises

The aggregate intrinsic value of all Atlanta Braves Holdings Series C common stock options exercised during the six months ended June 30, 2025 and 2024 was $2.9 million and $2.8 million, respectively.

RSAs and RSUs

The Company had approximately 0.8 million unvested RSUs of Atlanta Braves Holdings common stock held by certain directors, officers and employees of the Company as of June 30, 2025. These unvested Atlanta Braves Holdings Series C common stock RSUs had a weighted average GDFV of $42.98 per share.

There were no RSAs or RSUs of Atlanta Braves Holdings common stock that vested during the three and six months ended June 30, 2025. The aggregate fair value of all Atlanta Braves Holdings Series C common stock RSUs that vested during the three and six months ended June 30, 2024 was $2.0 million.

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

The Company recorded revenue sharing expense of $24.8 million and $19.9 million for the three months ended June 30, 2025 and 2024, respectively, and $26.4 million and $20.7 million for the six months ended June 30, 2025 and 2024, respectively. These amounts are included as an expense within baseball operating costs in the condensed consolidated statements of operations.

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of June 30, 2025, amounts payable annually under such contracts aggregated to $259.5 million in 2025, $184.3 million in 2026, $135.9 million in 2027, $105.4 million in 2028, $63.4 million in 2029 and $83.2 million, combined, thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

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

(8)Segment Information

The Company, through its ownership of Braves Holdings, is primarily engaged in the entertainment and real estate industries. The Company’s chief operating decision maker, the chief executive officer, evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA (as defined below). In addition, the Company reviews non-financial measures such as attendance, viewership and social media.

The Company defines Adjusted OIBDA as operating income (loss) plus stock-based compensation, depreciation and amortization, separately reported litigation settlements, restructuring, acquisition and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes stock-based compensation, depreciation and amortization, separately reported litigation settlements, restructuring, acquisition and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flow provided by (used in) operating activities and other measures of financial performance prepared in accordance with GAAP.

The Company identifies its reportable segments as those operating segments that represent 10% or more of its combined annual revenue, annual Adjusted OIBDA or total assets. Additionally, the Company considers how each operating segment is managed due to the products and services offered, the technologies used, the revenue sources generated, and marketing strategies deployed when evaluating its reportable segments. As a result, the Company has identified the following as its reportable segments:

●	Baseball – operations relating to Braves baseball and Truist Park and includes ticket sales, concessions, advertising sponsorships, suites and premium seat fees, broadcasting rights, retail and licensing.
●	Mixed-Use Development – includes retail, office, hotel and entertainment operations primarily within The Battery Atlanta and the surrounding area.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in thousands
Baseball:
Baseball event	$180,349	171,350	181,232	172,518
Broadcasting	81,068	70,950	85,359	73,051
Retail and licensing	18,566	19,624	24,646	25,277
Other	7,336	4,077	24,703	17,125
Total Baseball	287,319	266,001	315,940	287,971
Mixed-Use Development	25,121	16,875	43,711	31,985
Total revenue	$312,440	282,876	359,651	319,956

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The primary source of the Company’s deferred revenue relates to suite and season ticket arrangements, as well as certain sponsorship arrangements. Deferred revenue is recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met. The Company had long-term deferred revenue of $19.3 million and $17.8 million as of June 30, 2025 and December 31, 2024, respectively, which were included in other noncurrent liabilities in the condensed consolidated balance sheets. The Company recognized $51.5 million and $49.2 million during the three months ended June 30, 2025 and 2024, respectively, and $56.3 million and $54.5 million during the six months ended June 30, 2025 and 2024, respectively, of revenue that was included in deferred revenue at the beginning of the respective year.

Significant portions of the transaction prices for Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $191.1 million for the remainder of 2025, $341.3 million in 2026, $302.2 million in 2027, $455.9 million in 2028 through 2032, and $143.9 million thereafter, primarily recognized through 2041. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following tables detail Adjusted OIBDA by segment as well as a reconciliation of consolidated Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	June 30, 2025
	amounts in thousands
	Baseball	Mixed-Use Development	Corporate and Other	Total

Revenue from external customers	$287,319	$25,121	$—	$312,440

Less: (1)
Baseball operating costs	210,809	—	—
Mixed-Use Development costs	—	3,633	—
Other segment items (2)	24,463	3,922	3,909
Segment Adjusted OIBDA	52,047	17,566	(3,909)	$65,704

Reconciliation of Adjusted OIBDA
Stock-based compensation				(2,646)
Depreciation and amortization				(21,271)
Operating income (loss)				$41,787
Interest expense				(11,652)
Share of earnings (losses) of affiliates, net				10,613
Realized and unrealized gains (losses) on financial instruments, net				(640)
Other, net				1,673
Earnings (loss) before income taxes				$41,781
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended
	June 30, 2024
	amounts in thousands
	Baseball	Mixed-Use Development	Corporate and Other	Total

Revenue from external customers	$266,001	$16,875	$—	$282,876

Less: (1)
Baseball operating costs	205,070	—	—
Mixed-Use Development costs	—	2,410	—
Other segment items (2)	23,540	2,956	3,150
Segment Adjusted OIBDA	37,391	11,509	(3,150)	$45,750

Reconciliation of Adjusted OIBDA
Stock-based compensation				(3,705)
Depreciation and amortization				(17,109)
Operating income (loss)				$24,936
Interest expense				(9,713)
Share of earnings (losses) of affiliates, net				11,622
Realized and unrealized gains (losses) on financial instruments, net				931
Other, net				2,217
Earnings (loss) before income taxes				$29,993
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Six months ended
	June 30, 2025
	amounts in thousands
	Baseball	Mixed-Use Development	Corporate and Other	Total

Revenue from external customers	$315,940	$43,711	$—	$359,651

Less: (1)
Baseball operating costs	259,572	—	—
Mixed-Use Development costs	—	6,041	—
Other segment items (2)	43,921	7,217	5,745
Segment Adjusted OIBDA	12,447	30,453	(5,745)	$37,155

Reconciliation of Adjusted OIBDA
Stock-based compensation				(5,292)
Depreciation and amortization				(34,528)
Operating income (loss)				$(2,665)
Interest expense				(21,996)
Share of earnings (losses) of affiliates, net				10,935
Realized and unrealized gains (losses) on financial instruments, net				(1,277)
Other, net				2,886
Earnings (loss) before income taxes				$(12,117)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Six months ended
	June 30, 2024
	amounts in thousands
	Baseball	Mixed-Use Development	Corporate and Other	Total

Revenue from external customers	$287,971	$31,985	$—	$319,956

Less: (1)
Baseball operating costs	250,277	—	—
Mixed-Use Development costs	—	4,663	—
Other segment items (2)	42,019	5,880	5,121
Segment Adjusted OIBDA	(4,325)	21,442	(5,121)	$11,996

Reconciliation of Adjusted OIBDA
Stock-based compensation				(7,424)
Depreciation and amortization				(31,991)
Operating income (loss)				$(27,419)
Interest expense				(19,156)
Share of earnings (losses) of affiliates, net				13,249
Realized and unrealized gains (losses) on financial instruments, net				3,905
Other, net				3,986
Earnings (loss) before income taxes				$(25,435)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

Other Information

	June 30, 2025		December 31, 2024
	Total	Investments	Total	Investments
	assets	in affiliates	assets	in affiliates

	amounts in thousands
Baseball	$971,513	100,972	892,914	94,020
Mixed-Use Development	683,153	13,634	602,894	14,766
Corporate and other	60,985	—	59,206	—
Elimination(1)	(31,790)	—	(31,168)	—
Total	$1,683,861	114,606	1,523,846	108,786
(1)	This amount is related to (i) intersegment accounts and transactions between Baseball and Mixed-Use Development that have been eliminated in the condensed consolidated financial statements and either (ii) income taxes payable that partially offset income taxes receivable in the condensed consolidated balance sheets at December 31, 2024 or (iii) income taxes receivable that partially offset income taxes payable in the condensed consolidated balance sheets at June 30, 2025.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table disaggregates capital expenditures by segment:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in thousands
Baseball	$13,120	8,944	22,197	15,189
Mixed-Use Development	71,773	20,846	82,212	42,243
Total	$84,893	29,790	104,409	57,432

(9)Acquisition

In April 2025, the Company, through a wholly-owned subsidiary, completed the acquisition of certain real estate assets for an aggregate purchase price of approximately $93.7 million (the “Acquisition”). Included within the Acquisition was a six-building office complex and the seller’s interest in the underlying in-place leases. The Company accounted for the Acquisition as an asset acquisition and has allocated the total cost of the Acquisition, inclusive of direct costs associated with the Acquisition, to the net assets acquired based upon their relative fair values as of the Acquisition date as determined by management. The following table presents the allocation of the purchase price to the net assets acquired based upon relative fair value:

		Weighted-average
	Relative	amortization
	fair value	period (in years)
	amounts in thousands
Land	$24,608
Building and Improvements	43,401
Tangible assets	68,009

Lease in-place asset	19,643	5.8
Real estate commissions	6,057	6.8
Definite-lived intangible assets	25,700
Total purchase price	$93,709

Total tangible assets are recorded in property and equipment, at cost in the condensed consolidated balance sheets while total definite-lived intangible assets are recorded in other assets, net in the condensed consolidated balance sheets.

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

The Mixed-Use Development segment includes retail, office, hotel and entertainment operations primarily within The Battery Atlanta and the surrounding area (the “Mixed-Use Development”). In April 2025, the Company, through a wholly-owned subsidiary, completed the acquisition of certain real estate assets (the “Acquisition”). The Mixed-Use Development segment derives revenue primarily from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships throughout the year.

Results of Operations –June 30, 2025 and 2024

General. Provided in the tables below is information regarding the historical Condensed Consolidated Operating Results and Other Income and Expense of Atlanta Braves Holdings, as well as information regarding the contribution to those items from our reportable segments. The “corporate and other” category consists of those assets that do not qualify as a separate reportable segment.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	dollar amounts in thousands
Baseball revenue	$287,319	266,001	315,940	287,971
Mixed-Use Development revenue	25,121	16,875	43,711	31,985
Total revenue	312,440	282,876	359,651	319,956
Operating costs and expenses:
Baseball operating costs	(210,809)	(205,070)	(259,572)	(250,277)
Mixed-Use Development costs	(3,633)	(2,410)	(6,041)	(4,663)
Selling, general and administrative, excluding stock-based compensation	(32,294)	(29,646)	(56,883)	(53,020)
Stock-based compensation	(2,646)	(3,705)	(5,292)	(7,424)
Depreciation and amortization	(21,271)	(17,109)	(34,528)	(31,991)
Operating income (loss)	41,787	24,936	(2,665)	(27,419)
Other income (expense):
Interest expense	(11,652)	(9,713)	(21,996)	(19,156)
Share of earnings (losses) of affiliates, net	10,613	11,622	10,935	13,249
Realized and unrealized gains (losses) on financial instruments, net	(640)	931	(1,277)	3,905
Other, net	1,673	2,217	2,886	3,986
Earnings (loss) before income taxes	41,781	29,993	(12,117)	(25,435)
Income tax benefit (expense)	(12,287)	(884)	220	3,272
Net earnings (loss)	$29,494	29,109	(11,897)	(22,163)

Adjusted OIBDA(1)	65,704	45,750	37,155	11,996

Regular season home games	40	40	40	40
Average number of attendees per regular season home game	29,551	30,837	29,551	30,837
(1)	Adjusted OIBDA is a non-GAAP financial measure. See “Non-GAAP Adjusted OIBDA” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most comparable GAAP measure.

Baseball revenue. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue. The following table disaggregates baseball revenue by source:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in thousands
Baseball event	$180,349	171,350	181,232	172,518
Broadcasting	81,068	70,950	85,359	73,051
Retail and licensing	18,566	19,624	24,646	25,277
Other	7,336	4,077	24,703	17,125
Total Baseball	$287,319	266,001	315,940	287,971

Baseball event revenue increased $9.0 million and $8.7 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to contractual rate increases on season tickets and existing sponsorship contracts as well as new premium seating and sponsorship agreements, partially offset by a reduction in concession revenue due to reduced attendance at regular season home games. Broadcasting revenue increased $10.1 million and $12.3 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to additional streaming rights granted to our regional broadcast partner and contractual rate increases to comparable broadcast obligations. Retail and licensing revenue decreased $1.1 million and $0.6 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to reduced attendance at regular season home games. Other revenue, a component of baseball revenue, increased $3.3 million and $7.6 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year. The increase for the three-month period, as compared to the corresponding period in the prior year, is primarily driven by a concert held at Truist Park as well as other special events. The increase for the six-month period, as compared to the corresponding period in the prior year, is primarily due to events held at Truist Park, including the concert noted above as well as hosting two games for the Savannah Bananas.

Mixed-Use Development revenue. Mixed-Use Development revenue is derived from the mixed-use facilities and primarily includes rental income and to a lesser extent, parking revenue and sponsorships. For the three and six months ended June 30, 2025, Mixed-Use Development revenue increased $8.2 million and $11.7 million, respectively, as compared to the corresponding periods in the prior year, primarily due to a $7.7 million and a $10.8 million increase in rental income, respectively, and a $0.3 million and a $0.5 million increase in sponsorship revenue, respectively. Increases in rental income for the three and six months ended June 30, 2025, were primarily driven by new lease commencements and the in-place leases associated with the Acquisition, partially offset by various lease terminations.

Baseball operating costs. Baseball operating costs primarily include costs associated with baseball and stadium operations. For the three and six months ended June 30, 2025, baseball operating expenses increased $5.7 million and $9.3 million, respectively, as compared to the corresponding periods in the prior year, primarily due to a $4.8 million and $5.4 million increase in MLB’s revenue sharing plan and other shared expenses, respectively, a $1.3 million and $2.9 million increase in expenses for events held at Truist Park, respectively, and a $1.5 million and $1.6 million increase in minor league related expenses, respectively. These operating expenses were partially offset by a $4.3 million and $3.1 million decrease in major league player salaries for three and six months ended June 30, 2025, respectively, and a $0.2 million and $0.7 million decrease in variable concession and retail operating expenses, respectively, due to reduced attendance at regular season homes games during 2025.

Mixed-Use Development costs. Mixed-Use Development costs primarily include costs associated with maintaining and operating the mixed-use facilities. During the three and six months ended June 30, 2025, Mixed-Use Development costs increased $1.2 million and $1.4 million, respectively, as compared to the corresponding periods in the prior year primarily as a result of increases in operating costs associated with the assets within the Acquisition.

Selling, general and administrative, excluding stock-based compensation. Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $2.6 million and $3.9 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to $2.0 million and $2.9 million of increased property taxes, insurance and other professional fees, respectively, in addition to $0.5 million and $1.1 million of increased personnel costs, respectively.

Stock-based compensation. Stock-based compensation decreased $1.1 million and $2.1 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to a reduction in average outstanding awards.

Depreciation and amortization. Depreciation and amortization increased $4.2 million and $2.5 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to certain real estate assets purchased as part of the Acquisition and various assets being placed into service, partially offset by certain Baseball related assets becoming fully depreciated.

Operating income (loss). Operating income (loss) increased $16.9 million and $24.8 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, due to the above explanations.

Non-GAAP Adjusted OIBDA. To provide investors with additional information regarding the Company’s financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus stock-based compensation, depreciation and amortization, separately reported litigation settlements, restructuring, acquisition and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flow provided by (used in) operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in thousands
Operating income (loss)	$41,787	24,936	(2,665)	(27,419)
Stock-based compensation	2,646	3,705	5,292	7,424
Depreciation and amortization	21,271	17,109	34,528	31,991
Adjusted OIBDA	$65,704	45,750	37,155	11,996

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in thousands
Baseball	$52,047	37,391	12,447	(4,325)
Mixed-Use Development	17,566	11,509	30,453	21,442
Corporate and Other	(3,909)	(3,150)	(5,745)	(5,121)
Total	$65,704	45,750	37,155	11,996

Consolidated Adjusted OIBDA increased $20.0 million and $25.2 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year.

Baseball Adjusted OIBDA increased $14.7 million and $16.8 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to the fluctuations in baseball revenue and operating costs, as described above.

Mixed-Use Development Adjusted OIBDA increased $6.1 million and $9.0 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to the fluctuations in Mixed-Use Development revenue and costs, as described above.

Corporate and Other Adjusted OIBDA loss increased $0.8 million and $0.6 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding period in the prior year, primarily due to increased personnel costs, insurance and other professional fees.

Interest Expense. Interest expense increased $1.9 million and $2.8 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to new borrowings related to the Acquisition and on construction loans.

Share of earnings (losses) of affiliates, net. The following table presents our share of earnings (losses) of affiliates, net:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in thousands
MLB Advanced Media, L.P.	$10,310	9,478	9,899	8,691
Baseball Endowment, L.P.	231	1,456	948	3,169
Other	72	688	88	1,389
Total	$10,613	11,622	10,935	13,249

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the Company’s interest rate swaps driven by changes in interest rates.

Other, net. Other, net income decreased $0.5 million and $1.1 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding period in the prior year, primarily due to decreases in dividend and interest income.

Income taxes. The Company’s tax provision or benefit from income taxes increased $11.4 million and $3.1 million during the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily as a result of the Company utilizing a discrete effective tax rate during the three and six months ended June 30, 2025 compared to an estimated annual effective tax rate during the three and six months ended June 30, 2024.

For the three and six months ended June 30, 2025 and 2024, our effective tax rate was affected by the unfavorable impact of certain non-deductible expenses, such as executive compensation.

Net earnings (loss). The Company had net earnings of $29.5 million and $29.1 million during the three months ended June 30, 2025 and 2024, respectively, and net losses of $11.9 million and $22.2 million during the six months ended June 30, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $96.2 million of cash and cash equivalents. Substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

Braves Holdings is in compliance with all financial debt covenants as of June 30, 2025.

During the six months ended June 30, 2025 and 2024, the Company’s primary uses of cash were payments to certain players and other employees pursuant to long-term employment agreements, capital expenditures including acquisitions and debt service, funded primarily by cash from operations and new borrowings.

The Company’s uses of cash are expected to be payments to certain players and other employees pursuant to long-term employment agreements, capital expenditures, investments in real estate ventures and debt service payments. The Company expects to fund its projected uses of cash with cash on hand, cash provided by operations and through borrowings under construction loans and revolvers. We believe that the available sources of liquidity are sufficient to cover our projected future uses of cash.

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

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs, including the Braves Club Trust (the “Club Trust”). The maximum amount available to the Club Trust under the LWCF was $125.0 million as of June 30, 2025, which remains undrawn. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2030.

MLB Facility Fund Revolver

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction. In May 2021, Braves Facility Fund LLC established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund — revolver”). The commitment termination date, which is the repayment date for all amounts borrowed under the MLB facility fund — revolver, is July 10, 2030. The maximum amount available to Braves Facility Fund LLC under the MLB facility fund — revolver was $38.0 million as of June 30, 2025 and was fully drawn as of June 30, 2025.

TeamCo Revolver

A subsidiary of Braves Holdings is party to a Revolving Credit Agreement (the “TeamCo Revolver”), which provides revolving commitments of $150.0 million and matures in August 2029. The availability under the TeamCo Revolver as of June 30, 2025 was $150.0 million.

See note 5 to the accompanying condensed consolidated financial statements for a description of all indebtedness obligations.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal year 2024 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of quantitative and qualitative disclosures about the Company’s market risk, see Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposure to market risk has not materially changed since December 31, 2024.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the three months ended June 30, 2025.

During the three months ended June 30, 2025, no shares of Series A, Series B, or Series C Atlanta Braves Holdings common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, the following Section 16 officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act):

●	Jill Robinson, Executive Vice President, Chief Financial Officer and Treasurer, adopted a plan on May 15, 2025 (with the first trade under the plan scheduled for no sooner than August 15, 2025). The trading plan will be effective until April 30, 2026 (unless earlier terminated in accordance with the plan) to sell (i) an aggregate of 160,000 shares of Series C common stock plus (ii) shares of Series C common stock issuable upon the vesting and settlement of 10,705 RSUs outstanding prior to the adoption of the plan, net of shares sold in mandatory transactions to cover withholding taxes during the plan period.

Other than as set forth above, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(c) of Regulation S-K of the Exchange Act) during the Company’s fiscal quarter ended June 30, 2025.

Any actual sale transactions made pursuant to the trading arrangement referenced above will be disclosed publicly in Section 16 filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules, and regulations.

II-1

Item 6. Exhibits

(a)  Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1	Form of Performance Stock Units Agreement under the Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan, as amended from time to time, for certain officers and employees of the Company*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTA BRAVES HOLDINGS, INC.

Date:	August 7, 2025	By:	/s/ TERENCE F. MCGUIRK
Terence F. McGuirk
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ JILL L. ROBINSON
Jill L. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

II-3