Form 10-Q
period 2025-09-30
Atlanta Braves Holdings, Inc.
filed 2025-11-05
CIK 1958140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Atlanta Braves Holdings, Inc. common stock as of October 31, 2025 was:

	Series A	Series B	Series C
Atlanta Braves Holdings, Inc. common stock	10,318,187	977,751	51,627,382

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2025	2024

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$82,237	110,144
Restricted cash	32,380	2,455
Accounts receivable and contract assets, net of allowance for credit losses of $240 and $238, respectively	86,928	49,991
Other current assets	15,536	16,556
Total current assets	217,081	179,146

Property and equipment, at cost (note 3)	1,269,553	1,161,803
Accumulated depreciation	(392,000)	(354,318)
	877,553	807,485

Investments in affiliates, accounted for using the equity method (note 4)	121,173	108,786
Intangible assets not subject to amortization:
Goodwill	175,764	175,764
Franchise rights	123,703	123,703
	299,467	299,467

Other assets, net	156,192	128,962
Total assets	$1,671,466	1,523,846

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	September 30,	December 31,
	2025	2024

	amounts in thousands,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$65,505	63,711
Deferred revenue and refundable tickets	73,186	111,851
Current portion of debt (note 5)	104,833	104,193
Other current liabilities	6,180	6,905
Total current liabilities	249,704	286,660

Long-term debt (note 5)	655,088	512,927
Finance lease liabilities	101,881	103,845
Deferred income tax liabilities	54,559	43,516
Pension liability	2,076	6,558
Other noncurrent liabilities	35,699	34,116
Total liabilities	1,099,007	987,622
Equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; zero shares issued at September 30, 2025 and December 31, 2024	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,318,187 and 10,318,162 at September 30, 2025 and December 31, 2024, respectively	103	103
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 977,751 and 977,776 at September 30, 2025 and December 31, 2024, respectively	10	10
Series C common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 51,607,382 and 51,269,890 at September 30, 2025 and December 31, 2024, respectively	514	511
Additional paid-in capital	1,130,565	1,112,551
Accumulated other comprehensive earnings (loss), net of taxes	(3,339)	(3,352)
Retained earnings (deficit)	(567,563)	(585,644)
Total shareholders' equity	560,290	524,179
Noncontrolling interests in equity of subsidiaries	12,169	12,045
Total equity	572,459	536,224
Commitments and contingencies (note 7)
Total liabilities and equity	$1,671,466	1,523,846

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands,
	except per share amounts
Revenue:
Baseball revenue	$284,362	273,262	600,302	561,233
Mixed-Use Development revenue	27,176	17,412	70,887	49,397
Total revenue	311,538	290,674	671,189	610,630
Operating costs and expenses:
Baseball operating costs	210,443	225,973	470,015	476,250
Mixed-Use Development costs	3,944	2,499	9,985	7,162
Selling, general and administrative, including stock-based compensation	34,753	37,122	96,928	97,566
Depreciation and amortization	23,468	18,678	57,996	50,669
	272,608	284,272	634,924	631,647
Operating income (loss)	38,930	6,402	36,265	(21,017)
Other income (expense):
Interest expense	(12,285)	(9,561)	(34,281)	(28,717)
Share of earnings (losses) of affiliates, net (note 4)	13,278	13,702	24,213	26,951
Realized and unrealized gains (losses) on financial instruments, net	194	(2,476)	(1,083)	1,429
Other, net	1,688	1,838	4,574	5,824
Earnings (loss) before income taxes	41,805	9,905	29,688	(15,530)
Income tax benefit (expense)	(11,703)	115	(11,483)	3,387
Net earnings (loss)	30,102	10,020	18,205	(12,143)
Less net earnings (loss) attributable to noncontrolling interests	124	—	124	—
Net earnings (loss) attributable to Atlanta Braves Holdings' shareholders	$29,978	10,020	18,081	(12,143)
Basic net earnings (loss) attributable to Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$0.48	0.16	0.29	(0.20)
Diluted net earnings (loss) attributable to Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$0.47	0.16	0.28	(0.20)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
Net earnings (loss)	$30,102	10,020	18,205	(12,143)
Other comprehensive earnings (loss), net of tax:
Unrealized holdings gains (loss) arising during the period	9	(71)	28	(212)
Share of other comprehensive earnings (loss) of affiliates	—	—	(15)	(17)
Other comprehensive earnings (loss), net of tax	9	(71)	13	(229)
Comprehensive earnings (loss)	30,111	9,949	18,218	(12,372)
Less comprehensive earnings (loss) attributable to noncontrolling interests	124	—	124	—
Comprehensive earnings (loss) attributable to Atlanta Braves Holdings' shareholders	$29,987	9,949	18,094	(12,372)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2025	2024

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$18,205	(12,143)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57,996	50,669
Stock-based compensation	10,049	13,789
Share of (earnings) losses of affiliates, net	(24,213)	(26,951)
Realized and unrealized (gains) losses on financial instruments, net	1,083	(1,429)
Deferred income tax expense (benefit)	11,054	(10,902)
Cash receipts from returns on equity method investments	11,400	12,552
Net cash received (paid) for interest rate swaps	1,991	4,564
Other charges (credits), net	5,687	398
Net change in operating assets and liabilities:
Current and other assets	(62,326)	(42,539)
Payables and other liabilities	(32,101)	(280)
Net cash provided by (used in) operating activities	(1,175)	(12,272)
Cash flows from investing activities:
Capital expended for property and equipment	(43,963)	(73,922)
Acquisition of real estate assets	(93,709)	—
Other investing activities, net	6	(293)
Net cash provided by (used in) investing activities	(137,666)	(74,215)
Cash flows from financing activities:
Borrowings of debt	153,509	106,343
Repayments of debt	(15,314)	(39,284)
Proceeds (disbursements) from exercise of stock options and other stock issuances	7,968	408
Other financing activities, net	(5,304)	(2,677)
Net cash provided by (used in) financing activities	140,859	64,790
Net increase (decrease) in cash, cash equivalents and restricted cash	2,018	(21,697)
Cash, cash equivalents and restricted cash at beginning of period	112,599	137,717
Cash, cash equivalents and restricted cash at end of period	$114,617	116,020

Supplemental disclosure to the condensed consolidated statements of cash flows:
Property and equipment expenditures incurred but not yet paid	$6,192	14,639

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2025	2024

	amounts in thousands
Cash and cash equivalents	$82,237	110,144
Restricted cash	32,380	2,455
Total cash, cash equivalents and restricted cash at end of period	$114,617	112,599

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2025	$—	103	10	511	1,112,551	(3,352)	(585,644)	12,045	536,224
Net earnings (loss)	—	—	—	—	—	—	18,081	124	18,205
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	10,049	—	—	—	10,049
Stock issuances and other, net	—	—	—	3	7,965	—	—	—	7,968
Balance at September 30, 2025	$—	103	10	514	1,130,565	(3,339)	(567,563)	12,169	572,459

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at June 30, 2025	$—	103	10	513	1,123,091	(3,348)	(597,541)	12,045	534,873
Net earnings (loss)	—	—	—	—	—	—	29,978	124	30,102
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	9	—	—	9
Stock-based compensation	—	—	—	—	4,757	—	—	—	4,757
Stock issuances and other, net	—	—	—	1	2,717	—	—	—	2,718
Balance at September 30, 2025	$—	103	10	514	1,130,565	(3,339)	(567,563)	12,169	572,459

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2024	$—	103	10	506	1,089,625	(7,271)	(554,376)	12,045	540,642
Net earnings (loss)	—	—	—	—	—	—	(12,143)	—	(12,143)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(229)	—	—	(229)
Stock-based compensation	—	—	—	—	13,789	—	—	—	13,789
Stock issuances and other, net	—	—	—	2	406	—	—	—	408
Balance at September 30, 2024	$—	103	10	508	1,103,820	(7,500)	(566,519)	12,045	542,467

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at June 30, 2024	$—	103	10	507	1,096,021	(7,429)	(576,539)	12,045	524,718
Net earnings (loss)	—	—	—	—	—	—	10,020	—	10,020
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	(71)	—	—	(71)
Stock-based compensation	—	—	—	—	6,365	—	—	—	6,365
Stock issuances and other, net	—	—	—	1	1,434	—	—	—	1,435
Balance at September 30, 2024	$—	103	10	508	1,103,820	(7,500)	(566,519)	12,045	542,467

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

In connection with the Split-Off, Liberty and Atlanta Braves Holdings entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements included a reorganization agreement, a services agreement, aircraft time sharing agreements, a facilities sharing agreement, a tax sharing agreement and a registration rights agreement. The facilities sharing agreement and aircraft time sharing agreements were terminated as part of the Corporate Governance Transition (as defined below). Effective October 31, 2025, Atlanta Braves Holdings and Liberty mutually agreed to terminate the services agreement.

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

Under these various agreements, amounts reimbursable to Liberty aggregated to a nominal amount and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, and $0.1 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Income Taxes

In prior years, the Company’s tax provision from income taxes for interim periods has generally been determined using an estimate of our annual effective tax rate (the “AETR”), adjusted for discrete items that are taken into account in the relevant period of recognition. Due to sensitivity in our AETR based on minor changes to our projected annual earnings (loss) before income taxes and the seasonality of our revenue, the Company is unable to reliably estimate our AETR as of September 30, 2025. As a result, the Company has calculated the tax provision from income taxes for the three and nine months ended September 30, 2025 based upon a discrete effective tax rate model which treats the current year to date period as if it were the annual period.

(2)Earnings Attributable to Atlanta Braves Holdings Shareholders Per Common Share

Basic net earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Atlanta Braves Holdings shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(numbers of shares in thousands)
Basic WASO	62,823	62,021	62,678	61,950
Potentially dilutive shares (1)	1,009	1,018	876	895
Diluted WASO	63,832	63,039	63,554	62,845
(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive. For the three and nine months ended September 30, 2025 and 2024, there were no additional potential common shares excluded that would have been antidilutive.

(3) Property and Equipment

Property and equipment consisted of the following:

	September 30, 2025			December 31, 2024
		Owned			Owned
		assets			assets
	Owned	available to		Owned	available to
	assets	be leased	Total	assets	be leased	Total

	amounts in thousands
Land	$19,333	47,500	66,833	18,583	22,891	41,474
Buildings and improvements	281,563	528,366	809,929	281,420	481,276	762,696
Leasehold improvements	102,945	68,148	171,093	85,293	67,863	153,156
Furniture and equipment	197,650	16,360	214,010	183,971	9,850	193,821
Construction in progress	255	7,433	7,688	6,865	3,791	10,656
Property and equipment, at cost	$601,746	667,807	1,269,553	576,132	585,671	1,161,803

Depreciation expense was $13.2 million and $10.0 million for the three months ended September 30, 2025 and 2024, respectively, and $37.7 million and $33.6 million for the nine months ended September 30, 2025 and 2024, respectively.

(4)Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	September 30, 2025		December 31, 2024
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
MLBAM	3.3%	$66,056	54,235
BELP	3.3%	42,311	39,785
Other	50.0%	12,806	14,766
Total		$121,173	108,786

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the Company’s share of earnings (losses) of affiliates, net:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
MLBAM	$9,693	10,592	19,592	19,283
BELP	1,578	1,195	2,526	4,364
Other	2,007	1,915	2,095	3,304
Total	$13,278	13,702	24,213	26,951

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

At the time of the acquisition of ANLBC by a predecessor of Liberty in 2007, the fair value of the MLBAM investment exceeded ANLBC’s proportionate share of MLBAM’s net assets, resulting in excess basis in the investment in MLBAM. The excess basis as of September 30, 2025 and December 31, 2024 was indefinite lived and aggregated approximately $10.3 million.

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

Other Affiliates

Braves Holdings has 50% interests in various joint ventures that were formed to develop, own and operate hotels in the Mixed-Use Development. The equity method of accounting is applied to these investments as Braves Holdings does not have the ability to direct the most significant activities that impact their economic performance. In addition, Braves Holdings records its share of the earnings (losses) of these investments on a three month lag.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5)Debt

Debt is summarized as follows:

	September 30,	December 31,
	2025	2024

	amounts in thousands
Baseball
League wide credit facility	$—	—
MLB facility fund – term	30,000	30,000
MLB facility fund – revolver	37,375	39,100
TeamCo revolver	60,000	—
Term debt	151,992	158,806
Mixed-Use Development
Credit facilities	139,099	126,924
Term debt	344,150	265,236
Deferred financing costs	(2,695)	(2,946)
Total debt	759,921	617,120
Debt classified as current	(104,833)	(104,193)
Total long-term debt	$655,088	512,927

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Braves Holdings also established a special purpose Delaware statutory trust, the Braves Club Trust (the “Club Trust”), and transferred, among other things, to the Club Trust its rights to receive distributions of revenue from the National Broadcasting Contracts, which secure borrowings under the LWCF. Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs. Major League Baseball Trust has granted Wells Fargo Bank, National Association, the collateral agent in respect of the LWCF, a first priority lien to secure the borrowings under the LWCF. The maximum amount available to the Club Trust under the LWCF was $125.0 million as of September 30, 2025. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2030.

Under the LWCF, the Club Trust can request a revolving credit advance in the form of a Term Secured Overnight Financing Rate (“SOFR”) or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by Term SOFR or Base Rate, plus an applicable margin. A Term SOFR Advance has a margin of 1.20% to 1.325%, based on the credit rating of Major League Baseball Trust. A Base Rate Advance bears interest at the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime, and (z) SOFR plus 1.00%, plus a margin of 0.200% to 0.325%, based on the credit rating of Major League Baseball Trust. Borrowings outstanding under the LWCF bore interest at a rate of 5.33% and 5.63% per annum as of September 30, 2025 and December 31, 2024, respectively. The LWCF also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolving credit facility.

MLB Facility Fund

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Braves Holdings also established a special purpose Delaware limited liability company, Braves

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Revolver

In May 2021, Braves Facility Fund established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The maximum amount available to Braves Facility Fund under the MLB facility fund – revolver was $37.4 million as of September 30, 2025. The commitment termination date, which is the repayment date for all amounts borrowed under the revolving credit facility of the MLBFF, is July 10, 2030.

Under a credit agreement, Braves Facility Fund can request a revolving credit advance in the form of a Term SOFR or Base Rate Advance. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by Term SOFR or Base Rate, plus an applicable margin. A Term SOFR Advance has a margin of 1.275% to 1.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. A Base Rate Advance bears interest at the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime, and (z) SOFR plus 1.00%, plus a margin of 0.275% to 0.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. Borrowings outstanding under the MLB facility fund – revolver bore interest at a rate of 5.40% and 5.71% per annum as of September 30, 2025 and December 31, 2024, respectively. The MLB facility fund – revolver also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolver.

TeamCo Revolver

In August 2022, a subsidiary of Braves Holdings amended a revolving credit agreement (the “TeamCo Revolver”) that provided for revolving commitments of $150.0 million. Under the agreement, Braves Holdings can request a revolving credit loan in the form of a SOFR or Base Rate Loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by Term SOFR or Base Rate, plus an applicable margin of 1.25% and 0.25%, respectively. The interest rate of a SOFR Loan bears interest at Term SOFR while the interest rate of a Base Rate Loan bears interest at the greater of (x) the prevailing Prime rate, (y) the prevailing Federal Funds rate plus 0.50%, and (z) Term SOFR plus 1.00%. The revolving commitment termination date, which is the repayment date for all amounts borrowed under such revolving credit facility, is August 2029. Borrowings outstanding under the TeamCo Revolver bore interest at a rate of 5.38% and 5.58% per annum as of September 30, 2025 and December 31, 2024, respectively, and had availability of $90.0 million as of September 30, 2025. The TeamCo Revolver also has a commitment fee of 0.20% per annum on the daily unused amount of the revolving loans. Under the TeamCo Revolver, Braves Holdings must maintain certain financial covenants, including a fixed-charge coverage ratio and total enterprise indebtedness.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Baseball Term Debt

In August 2016, a subsidiary of Braves Holdings entered into a senior secured permanent placement note purchase agreement for $200.0 million (the “Note Purchase Agreement”). The notes bear interest at 3.77% per annum and are scheduled to mature in September 2041. Braves Holdings makes principal and interest payments of $6.4 million each March 30 and September 30. At September 30, 2025 and December 31, 2024, Braves Holdings had borrowings of $150.9 million and $157.6 million under the Note Purchase Agreement, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial and non-financial covenants, including debt service coverage ratios.

Mixed-Use Development Credit Facilities

In August 2016, a subsidiary of Braves Holdings entered into a $37.5 million construction loan agreement. The proceeds were primarily used to pay the construction costs of an entertainment building adjacent to the Stadium, as well as assist with continued development and construction of the Mixed-Use Development. Beginning December 15, 2020 and on each month thereafter, Braves Holdings made principal and interest payments of $0.2 million. In November 2024, this construction loan was amended, increasing the borrowing capacity to $40.0 million, of which approximately $6.0 million is not available for borrowing as of September 30, 2025, but is expected to be available once certain conditions are met. The amendment also extends the maturity to November 2029. Loans under the construction loan bear interest at SOFR plus 1.99% per annum. Borrowings outstanding under the construction loan bore interest at a rate of 6.12% and 6.32% as of September 30, 2025 and December 31, 2024, respectively. Beginning December 15, 2024 and on each month thereafter, Braves Holdings makes principal payments of $0.1 million in addition to interest in arrears. At September 30, 2025 and December 31, 2024, Braves Holdings had borrowings outstanding of $33.4 million and $33.8 million, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial covenants, including debt service coverage ratios.

In December 2022, a subsidiary of Braves Holdings entered into a $112.5 million construction loan agreement that has an initial maturity date of December 2026. The proceeds of the construction loan agreement will be used to pay the construction costs of an office building adjacent to the Stadium. Loans under the construction loan bear interest at SOFR plus 2.00% per annum (subject to a reduction to 1.80% per annum if certain conditions are met). Borrowings outstanding under the construction loan bore interest at a rate of 6.13% and 6.33% as of September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, Braves Holdings had borrowings outstanding of $105.3 million and $92.5 million, respectively, under the construction loan, net of unamortized debt issuance costs.

Mixed-Use Development Term Debt

In May 2018, a subsidiary of Braves Holdings refinanced a construction loan with a $95.0 million term loan agreement that was scheduled to mature on May 18, 2025. In April 2023, the term loan agreement was amended to change the reference rate on borrowings to daily simple SOFR. In May 2025, the term loan agreement was amended, extending the maturity to May 2026 and providing for two, twelve-month extension options, subject to certain conditions. Borrowings outstanding under the term loan bore interest at a rate of 5.47% and 5.66% as of September 30, 2025 and December 31, 2024, respectively. The full principal amount will be due at maturity. At September 30, 2025 and December 31, 2024, Braves Holdings had borrowings of $94.9 million and $95.0 million, respectively, under the term loan agreement, net of unamortized debt issuance costs. Pursuant to the May 2025 amendment, Braves Holdings must maintain certain non-financial covenants.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In June 2022, subsidiaries of Braves Holdings refinanced a construction loan agreement that was used to construct an office building within the Mixed-Use Development with a new term loan facility with $125.0 million in commitments, approximately $2.3 million of which is not available for borrowing as of September 30, 2025, but is expected to be available once certain conditions are met. The term loan agreement bears interest at one-month SOFR plus 2.10% per annum and is scheduled to mature on June 13, 2027. Borrowings outstanding under the term loan bore interest at a rate of 6.23% and 6.43% as of September 30, 2025 and December 31, 2024, respectively. Approximately $1.8 million of annual principal payments commenced in July 2024. At September 30, 2025 and December 31, 2024, Braves Holdings had borrowings outstanding of $120.2 million and $101.0 million, respectively, under the term loan facility, net of unamortized debt issuance costs.

In May 2023, a subsidiary of Braves Holdings refinanced an $80.0 million construction loan agreement that was used to construct the retail portion of the Mixed-Use Development with a new term loan with $80.0 million in commitments, approximately $8.3 million of which is not available for borrowing as of September 30, 2025, but is expected to be available once certain conditions are met. The term loan agreement bears interest at daily simple SOFR plus 2.50% per annum and is scheduled to mature on May 18, 2028. Borrowings outstanding under the term loan bore interest at a rate of 6.63% and 6.81% as of September 30, 2025 and December 31, 2024, respectively. Approximately $1.0 million of annual principal payments commence in June 2026. At September 30, 2025 and December 31, 2024, Braves Holdings had borrowings outstanding of $71.4 million and $68.3 million, respectively, net of unamortized debt issuance costs.

In March 2025, a subsidiary of Braves Holdings entered into a term loan agreement with $56.8 million in commitments. The term loan agreement bears interest at a one-month SOFR plus 2.00% per annum and is scheduled to mature in March 2030. The full principal amount will be due at maturity, and monthly interest payments commenced in May 2025. Borrowings outstanding under the term loan agreement bore interest at a rate of 6.13% as of September 30, 2025. At September 30, 2025, Braves Holdings had borrowings of $56.5 million under the term loan agreement, net of unamortized debt issuance costs.

Fair Value of Debt

The Company believes that the carrying amount of its debt with variable rates approximates fair value at September 30, 2025. Other fixed rate debt is considered to be carried at approximate fair value with the exception of the senior secured permanent placement notes, which was estimated to be approximately $128.9 million as of September 30, 2025, based on current U.S. treasury rates for similar financial instruments.

Interest Rate Swaps (Level 2)

In May 2018, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $95.0 million, that matured on May 5, 2025. As of December 31, 2024, the fair value of the interest rate swap was an asset of $0.6 million.

In May 2022, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100 million, that matured on June 1, 2025. Effective March 2023, the notional amount began at $100.0 million and decreased to $97.8 million as of June 2025. As of December 31, 2024, the fair value of the interest rate swap was an asset of $0.7 million.

In June 2023, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $64.0 million, maturing on May 18, 2028. The interest rate swap became effective in June 2023. As

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

of September 30, 2025 and December 31, 2024, the fair value of the interest rate swap was a liability of $0.6 million and an asset of $0.6 million, respectively.

In April 2025, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $97.7 million, maturing on June 1, 2027. Effective June 2025, the notional amount began at $97.7 million and decreased to $97.1 million as of September 2025. The interest rate swap became effective in June 2025. As of September 30, 2025, the fair value of the interest rate swap was a liability of $0.1 million.

In May 2025, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $85.9 million, maturing on May 18, 2026. As of September 30, 2025, the fair value of the interest rate swap was a liability of $0.2 million.

Interest rate swaps are included within other current liabilities and other noncurrent liabilities as of September 30, 2025 and other current assets and other assets, net as of December 31, 2024 in the condensed consolidated balance sheets and changes in the fair value of the interest rate swaps are recorded to realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations.

(6)Stock-Based Compensation

The Company recorded stock-based compensation expense of $4.8 million and $6.4 million during the three months ended September 30, 2025 and 2024, respectively, and $10.0 million and $13.8 million during the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in selling, general and administrative expense in the condensed consolidated statements of operations.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Grants of Awards

In June 2025, the Company granted 0.5 million performance-based RSUs of Atlanta Braves Holdings Series C common stock to certain officers and employees of the Company. Such RSUs had a GDFV of $46.77 per share and vest on December 31, 2027, subject to the satisfaction of certain performance objectives. In September 2025, the Company granted an additional 0.1 million performance-based RSUs of Atlanta Braves Holdings Series C common stock to certain employees of the Company. Such RSU’s had a GDFV of $41.12 per share and vest on December 31, 2027, subject to the satisfaction of certain performance objectives consistent with those RSUs granted in June 2025. Performance objectives are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

The Company did not grant any options to purchase shares of Atlanta Braves Holdings Series A, Series B, or Series C common stock during the nine months ended September 30, 2025.

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

	Series C
			Weighted		Aggregate
			average		intrinsic
	Atlanta Braves Holdings		remaining		value
	options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2025	2,936	$28.75
Granted	—	$—
Exercised	(304)	$28.14
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2025	2,632	$28.82	2.7	years	$34
Exercisable at September 30, 2025	2,315	$27.64	2.3	years	$32

As of September 30, 2025, there were no outstanding options to purchase shares of Atlanta Braves Holdings Series A or Series B common stock.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2025, the total unrecognized compensation cost related to unvested Atlanta Braves Holdings Awards was approximately $29.7 million. Such amount will be recognized in the Company’s condensed consolidated statements of operations over a weighted average period of approximately 1.4 years.

As of September 30, 2025, 2.6 million shares of Atlanta Braves Holdings Series C common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all Atlanta Braves Holdings Series C common stock options exercised during the nine months ended September 30, 2025 and 2024 was $4.5 million and $4.3 million, respectively.

RSAs and RSUs

The Company had approximately 0.8 million unvested RSUs of Atlanta Braves Holdings common stock held by certain directors, officers and employees of the Company as of September 30, 2025. These unvested Atlanta Braves Holdings Series C common stock RSUs had a weighted average GDFV of $43.21 per share.

The aggregate fair value of all Atlanta Braves Holdings Series C common stock RSUs that vested during the three months ended September 30, 2025 and 2024 was $2.2 million and $4.2 million, respectively, and $2.2 million and $6.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company recorded revenue sharing expense of $24.1 million and $22.8 million for the three months ended September 30, 2025 and 2024, respectively, and $50.5 million and $43.6 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts are included as an expense within baseball operating costs in the condensed consolidated statements of operations.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of September 30, 2025, amounts payable annually under such contracts aggregated to $265.9 million in 2025, $185.5 million in 2026, $136.4 million in 2027, $106.2 million in 2028, $63.4 million in 2029 and $83.2 million, combined, thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

Subsequent to September 30, 2025, Braves Holdings took various actions related to certain long-term employment contracts which increased amounts payable by approximately $14.8 million and is anticipated to be paid through 2030 according to the terms of such contracts, excluding any incentive compensation.

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

The Company defines Adjusted OIBDA as operating income (loss) plus stock-based compensation, depreciation and amortization, separately reported litigation settlements, restructuring, acquisition and impairment charges. However, our definition may vary from similarly titled measures used by other companies. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes stock-based compensation, depreciation and amortization, separately reported litigation settlements, restructuring, acquisition and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flow provided by (used in) operating activities and other measures of financial performance prepared in accordance with GAAP.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company identifies its reportable segments as those operating segments that represent 10% or more of its combined annual revenue, annual Adjusted OIBDA or total assets. Additionally, the Company considers how each operating segment is managed due to the products and services offered, the technologies used, the revenue sources generated, and marketing strategies deployed when evaluating its reportable segments. As a result, the Company has identified the following as its reportable segments:

●	Baseball – operations relating to Braves baseball and Truist Park and includes ticket sales, concessions, advertising sponsorships, suites and premium seat fees, broadcasting rights, retail and licensing.
●	Mixed-Use Development – includes retail, office, hotel and entertainment operations primarily within The Battery Atlanta and the surrounding area.

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
Baseball:
Baseball event	$176,335	172,800	357,567	345,318
Broadcasting	79,227	70,992	164,586	144,043
Retail and licensing	15,580	16,512	40,226	41,789
Other	13,220	12,958	37,923	30,083
Total Baseball	284,362	273,262	600,302	561,233
Mixed-Use Development	27,176	17,412	70,887	49,397
Total revenue	$311,538	290,674	671,189	610,630

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The primary source of the Company’s deferred revenue relates to suite and season ticket arrangements, as well as certain sponsorship arrangements. Deferred revenue is recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met. The Company had long-term deferred revenue of $19.0 million and $17.8 million as of September 30, 2025 and December 31, 2024, respectively, which were included in other noncurrent liabilities in the condensed consolidated balance sheets. The Company recognized $52.0 million and $45.0 million during the three months ended September 30, 2025 and 2024, respectively, and $108.3 million and $99.5 million during the nine months ended September 30, 2025 and 2024, respectively, of revenue that was included in deferred revenue at the beginning of the respective year.

Significant portions of the transaction prices for Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $28.3 million for the remainder of 2025, $349.5 million in 2026, $306.6 million in 2027, $464.8 million in 2028 through 2032, and $144.1 million thereafter, primarily recognized through 2041. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following tables detail Adjusted OIBDA by segment as well as a reconciliation of consolidated Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	September 30, 2025
	amounts in thousands
	Baseball	Mixed-Use Development	Corporate and Other	Total

Revenue from external customers	$284,362	$27,176	$—	$311,538

Less: (1)
Baseball operating costs	210,443	—	—
Mixed-Use Development costs	—	3,944	—
Other segment items (2)	23,881	3,452	2,663
Segment Adjusted OIBDA	50,038	19,780	(2,663)	$67,155

Reconciliation of Adjusted OIBDA
Stock-based compensation				(4,757)
Depreciation and amortization				(23,468)
Operating income (loss)				$38,930
Interest expense				(12,285)
Share of earnings (losses) of affiliates, net				13,278
Realized and unrealized gains (losses) on financial instruments, net				194
Other, net				1,688
Earnings (loss) before income taxes				$41,805
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended
	September 30, 2024
	amounts in thousands
	Baseball	Mixed-Use Development	Corporate and Other	Total

Revenue from external customers	$273,262	$17,412	$—	$290,674

Less: (1)
Baseball operating costs	225,973	—	—
Mixed-Use Development costs	—	2,499	—
Other segment items (2)	22,892	2,740	5,125
Segment Adjusted OIBDA	24,397	12,173	(5,125)	$31,445

Reconciliation of Adjusted OIBDA
Stock-based compensation				(6,365)
Depreciation and amortization				(18,678)
Operating income (loss)				$6,402
Interest expense				(9,561)
Share of earnings (losses) of affiliates, net				13,702
Realized and unrealized gains (losses) on financial instruments, net				(2,476)
Other, net				1,838
Earnings (loss) before income taxes				$9,905
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine months ended
	September 30, 2025
	amounts in thousands
	Baseball	Mixed-Use Development	Corporate and Other	Total

Revenue from external customers	$600,302	$70,887	$—	$671,189

Less: (1)
Baseball operating costs	470,015	—	—
Mixed-Use Development costs	—	9,985	—
Other segment items (2)	67,802	10,669	8,408
Segment Adjusted OIBDA	62,485	50,233	(8,408)	$104,310

Reconciliation of Adjusted OIBDA
Stock-based compensation				(10,049)
Depreciation and amortization				(57,996)
Operating income (loss)				$36,265
Interest expense				(34,281)
Share of earnings (losses) of affiliates, net				24,213
Realized and unrealized gains (losses) on financial instruments, net				(1,083)
Other, net				4,574
Earnings (loss) before income taxes				$29,688
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine months ended
	September 30, 2024
	amounts in thousands
	Baseball	Mixed-Use Development	Corporate and Other	Total

Revenue from external customers	$561,233	$49,397	$—	$610,630

Less: (1)
Baseball operating costs	476,250	—	—
Mixed-Use Development costs	—	7,162	—
Other segment items (2)	64,911	8,620	10,246
Segment Adjusted OIBDA	20,072	33,615	(10,246)	$43,441

Reconciliation of Adjusted OIBDA
Stock-based compensation				(13,789)
Depreciation and amortization				(50,669)
Operating income (loss)				$(21,017)
Interest expense				(28,717)
Share of earnings (losses) of affiliates, net				26,951
Realized and unrealized gains (losses) on financial instruments, net				1,429
Other, net				5,824
Earnings (loss) before income taxes				$(15,530)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

Other Information

	September 30, 2025		December 31, 2024
	Total	Investments	Total	Investments
	assets	in affiliates	assets	in affiliates

	amounts in thousands
Baseball	$950,512	108,367	892,914	94,020
Mixed-Use Development	687,874	12,806	602,894	14,766
Corporate and other	61,782	—	59,206	—
Elimination(1)	(28,702)	—	(31,168)	—
Total	$1,671,466	121,173	1,523,846	108,786
(1)	This amount is related to (i) intersegment accounts and transactions between Baseball and Mixed-Use Development that have been eliminated in the condensed consolidated financial statements and (ii) income taxes payable that partially offset income taxes receivable in the condensed consolidated balance sheets.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table disaggregates capital expenditures by segment:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
Baseball	$1,563	2,077	23,760	17,266
Mixed-Use Development	6,000	14,413	88,212	56,656
Total	$7,563	16,490	111,972	73,922

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

Results of Operations –September 30, 2025 and 2024

General. Provided in the tables below is information regarding the historical Condensed Consolidated Operating Results and Other Income and Expense of Atlanta Braves Holdings, as well as information regarding the contribution to those items from our reportable segments. The “corporate and other” category consists of those assets that do not qualify as a separate reportable segment.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	dollar amounts in thousands
Baseball revenue	$284,362	273,262	600,302	561,233
Mixed-Use Development revenue	27,176	17,412	70,887	49,397
Total revenue	311,538	290,674	671,189	610,630
Operating costs and expenses:
Baseball operating costs	(210,443)	(225,973)	(470,015)	(476,250)
Mixed-Use Development costs	(3,944)	(2,499)	(9,985)	(7,162)
Selling, general and administrative, excluding stock-based compensation	(29,996)	(30,757)	(86,879)	(83,777)
Stock-based compensation	(4,757)	(6,365)	(10,049)	(13,789)
Depreciation and amortization	(23,468)	(18,678)	(57,996)	(50,669)
Operating income (loss)	38,930	6,402	36,265	(21,017)
Other income (expense):
Interest expense	(12,285)	(9,561)	(34,281)	(28,717)
Share of earnings (losses) of affiliates, net	13,278	13,702	24,213	26,951
Realized and unrealized gains (losses) on financial instruments, net	194	(2,476)	(1,083)	1,429
Other, net	1,688	1,838	4,574	5,824
Earnings (loss) before income taxes	41,805	9,905	29,688	(15,530)
Income tax benefit (expense)	(11,703)	115	(11,483)	3,387
Net earnings (loss)	$30,102	10,020	18,205	(12,143)

Adjusted OIBDA(1)	67,155	31,445	104,310	43,441

Regular season home games	41	41	81	81
Average number of attendees per regular season home game	23,786	26,159	26,633	28,469
(1)	Adjusted OIBDA is a non-GAAP financial measure. See “Non-GAAP Adjusted OIBDA” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most comparable GAAP measure.

Baseball revenue. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue. The following table disaggregates baseball revenue by source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
Baseball event	$176,335	172,800	357,567	345,318
Broadcasting	79,227	70,992	164,586	144,043
Retail and licensing	15,580	16,512	40,226	41,789
Other	13,220	12,958	37,923	30,083
Total Baseball	$284,362	273,262	600,302	561,233

Baseball event revenue increased $3.5 million and $12.2 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to contractual rate increases on season tickets and existing sponsorship contracts as well as new premium seating and sponsorship agreements, partially offset by reduced attendance at regular season home games. Broadcasting revenue increased $8.2 million and $20.5 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to additional streaming rights granted to our regional broadcast partner and contractual rate increases to comparable broadcast obligations. Retail and licensing revenue decreased $0.9 million and $1.6 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to reduced attendance at regular season home games, partially offset by higher league-wide revenue. Other revenue, a component of baseball revenue, increased $0.3 million and $7.8 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year. The increase for the nine-month period, as compared to the corresponding period in the prior year, is primarily due to an increase in events held at Truist Park, including concerts and other special events such as hosting two games for the Savannah Bananas.

Mixed-Use Development revenue. Mixed-Use Development revenue is derived from the mixed-use facilities and primarily includes rental income and to a lesser extent, parking revenue and sponsorships. For the three and nine months ended September 30, 2025, Mixed-Use Development revenue increased $9.8 million and $21.5 million, respectively, as compared to the corresponding periods in the prior year, primarily due to a $8.5 million and a $19.2 million increase in rental income, respectively, and a $0.9 million and a $1.4 million increase in sponsorship revenue, respectively. Increases in rental income for the three and nine months ended September 30, 2025, were primarily driven by new lease commencements and the in-place leases associated with the Acquisition, partially offset by various lease terminations.

Baseball operating costs. Baseball operating costs primarily include costs associated with baseball and stadium operations. For the three and nine months ended September 30, 2025, baseball operating expenses decreased $15.5 million and $6.2 million, respectively, as compared to the corresponding periods in the prior year, primarily due to a $17.6 million and $20.7 million decrease in major league player salaries, respectively, and a $1.5 million and $2.1 million decrease in variable concession and retail operating expenses, respectively, due to reduced attendance at regular season homes games during 2025. These decreases were partially offset by a $1.1 million and $6.4 million increase in MLB’s revenue sharing plan and other shared expenses for the three and nine months ended September 30, 2025, respectively, a $1.5 million and $4.5 million increase in expenses for special events held at Truist Park, and a $1.0 million and $2.6 million increase in minor league related expenses, respectively.

Mixed-Use Development costs. Mixed-Use Development costs primarily include costs associated with maintaining and operating the mixed-use facilities. During the three and nine months ended September 30, 2025, Mixed-Use Development costs increased $1.4 million and $2.8 million, respectively, as compared to the corresponding periods in the prior year primarily as a result of increases in operating costs associated with the assets within the Acquisition.

Selling, general and administrative, excluding stock-based compensation. Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense decreased $0.8 million for the three months ended September 30, 2025 and increased $3.1 million for the nine months ended September 30, 2025, as compared to the corresponding periods in the prior year. The increase for the nine months ended September 30, 2025 is primarily due to $2.4 million of increased property taxes, insurance and other professional fees in addition to $0.8 million of increased personnel costs.

Stock-based compensation. Stock-based compensation decreased $1.6 million and $3.7 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to a reduction in average outstanding awards.

Depreciation and amortization. Depreciation and amortization increased $4.8 million and $7.3 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to certain real estate assets purchased as part of the Acquisition and various assets being placed into service, partially offset by certain Baseball related assets becoming fully depreciated.

Operating income (loss). Operating income (loss) increased $32.5 million and $57.3 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, due to the above explanations.

Non-GAAP Adjusted OIBDA. To provide investors with additional information regarding the Company’s financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus stock-based compensation, depreciation and amortization, separately reported litigation settlements, restructuring, acquisition and impairment charges. However, our definition may vary from similarly titled measures used by other companies. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flow provided by (used in) operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
Operating income (loss)	$38,930	6,402	36,265	(21,017)
Stock-based compensation	4,757	6,365	10,049	13,789
Depreciation and amortization	23,468	18,678	57,996	50,669
Adjusted OIBDA	$67,155	31,445	104,310	43,441

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
Baseball	$50,038	24,397	62,485	20,072
Mixed-Use Development	19,780	12,173	50,233	33,615
Corporate and Other	(2,663)	(5,125)	(8,408)	(10,246)
Total	$67,155	31,445	104,310	43,441

Consolidated Adjusted OIBDA increased $35.7 million and $60.9 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year.

Baseball Adjusted OIBDA increased $25.6 million and $42.4 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to the fluctuations in baseball revenue and operating costs, as described above.

Mixed-Use Development Adjusted OIBDA increased $7.6 million and $16.6 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to the fluctuations in Mixed-Use Development revenue and costs, as described above.

Corporate and Other Adjusted OIBDA loss decreased $2.5 million and $1.8 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to decreased personnel costs and other professional fees.

Interest Expense. Interest expense increased $2.7 million and $5.6 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to new borrowings related to the Acquisition and on construction loans partially offset by a reduction in interest rates on the Company’s variable rate debt.

Share of earnings (losses) of affiliates, net. The following table presents our share of earnings (losses) of affiliates, net:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
MLB Advanced Media, L.P.	$9,693	10,592	19,592	19,283
Baseball Endowment, L.P.	1,578	1,195	2,526	4,364
Other	2,007	1,915	2,095	3,304
Total	$13,278	13,702	24,213	26,951

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the Company’s interest rate swaps driven by changes in interest rates.

Other, net. Other, net income decreased $0.2 million and $1.3 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding period in the prior year, primarily due to decreases in dividend and interest income.

Income taxes. The Company’s tax provision from income taxes increased $11.8 million and $14.9 million during the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily as a result of the increase to pretax book income as well as the Company utilizing a discrete effective tax rate during the three and nine months ended September 30, 2025 compared to an estimated annual effective tax rate during the three and nine months ended September 30, 2024.

For the three and nine months ended September 30, 2025 and 2024, our effective tax rate was affected by the unfavorable impact of certain non-deductible expenses, such as executive compensation.

Net earnings (loss). The Company had net earnings of $30.1 million and $10.0 million during the three months ended September 30, 2025 and 2024, respectively. The Company had net earnings of $18.2 million and net losses of $12.1 million during the nine months ended September 30, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $82.2 million of cash and cash equivalents. Substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

Braves Holdings is in compliance with all financial debt covenants as of September 30, 2025.

During the nine months ended September 30, 2025 and 2024, the Company’s primary uses of cash were payments to certain players and other employees pursuant to long-term employment agreements, capital expenditures including acquisitions, and debt service and working capital requirements, funded primarily by cash from operations, distributions from equity method affiliates, and new borrowings.

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

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs, including the Braves Club Trust (the “Club Trust”). The maximum amount available to the Club Trust under the LWCF was $125.0 million as of September 30, 2025, which remains undrawn. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2030.

MLB Facility Fund Revolver

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction. In May 2021, Braves Facility Fund LLC established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund — revolver”). The commitment termination date, which is the repayment date for all amounts borrowed under the MLB facility fund — revolver, is July 10, 2030. The maximum amount available to Braves Facility Fund LLC under the MLB facility fund — revolver was $37.4 million as of September 30, 2025 and was fully drawn as of September 30, 2025.

TeamCo Revolver

A subsidiary of Braves Holdings is party to a Revolving Credit Agreement (the “TeamCo Revolver”), which provides revolving commitments of $150.0 million and matures in August 2029. The availability under the TeamCo Revolver as of September 30, 2025 was $90.0 million, net of $60.0 million drawn as of September 30, 2025.

See note 5 to the accompanying condensed consolidated financial statements for a description of all indebtedness obligations.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal year 2024 Form 10-K under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of quantitative and qualitative disclosures about the Company’s market risk, see Part II Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposure to market risk has not materially changed since December 31, 2024.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to note 7 in the accompanying notes to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed under Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2024. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the three months ended September 30, 2025.

During the three months ended September 30, 2025, no shares of Series A, Series B, or Series C Atlanta Braves Holdings common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(c) of Regulation S-K of the Exchange Act) during the Company’s fiscal quarter ended September 30, 2025.

On October 31, 2025, Atlanta Braves Holdings and Liberty mutually agreed to terminate the services agreement between the parties, dated July 18, 2023, which had been entered into in connection with the Split-Off. Under the services agreement, Liberty provided Atlanta Braves Holdings with general and administrative services, including legal, tax, accounting, treasury, information technology, cybersecurity, and investor relations support. These services began to transition to Atlanta Braves Holdings in conjunction with the Corporate Governance Transition. Liberty has completed its obligations under the services agreement, and Atlanta Braves Holdings has now fully assumed responsibility for these functions.

Refer to note 1 in the accompanying notes to the condensed consolidated financial statements for definitions to capitalized terms.

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

ATLANTA BRAVES HOLDINGS, INC.

Date:	November 5, 2025	By:	/s/ TERENCE F. MCGUIRK
Terence F. McGuirk
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2025	By:	/s/ JILL L. ROBINSON
Jill L. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

II-3