Form 10-K
period 2025-12-31
Atlanta Braves Holdings, Inc.
filed 2026-02-26
CIK 1958140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Atlanta Braves Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2025, was approximately $2.5 billion.

The number of outstanding shares of Atlanta Braves Holdings, Inc. common stock as of January 31, 2026 was:

	Series A	Series B	Series C
Atlanta Braves Holdings, Inc. common stock	10,318,187	977,751	52,618,952

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2026 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

ATLANTA BRAVES HOLDINGS, INC.

2025 ANNUAL REPORT ON FORM 10-K

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Atlanta Braves Holdings and Liberty with respect to and resulting from the Split-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Atlanta Braves Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty provided Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Atlanta Braves Holdings reimbursed Liberty for direct, out-of-pocket expenses and paid a services fee to Liberty under the services agreement that was subject to adjustment quarterly, as necessary. Additionally, pursuant to the services agreement with Liberty and prior to the Corporate Governance Transition (as defined below), components of Liberty’s Chief Executive Officer’s compensation were either paid directly to him or reimbursed to Liberty, in each case, based on allocations set forth in the services agreement. The allocation percentage was 7% for Atlanta Braves Holdings during the period from July 18, 2023 to December 31, 2023, and was 8% during the period from January 1, 2024 to August 31, 2024, when the Corporate Governance Transition (as defined below) occurred. On October 31, 2025, Atlanta Braves Holdings and Liberty mutually agreed to terminate the services agreement, as Atlanta Braves Holdings has fully assumed responsibility for the functions previously provided thereunder.

On August 21, 2024, Terence F. McGuirk (“McGuirk”) entered into certain shareholder arrangements with Dr. John C. Malone (“Malone”), pursuant to which Malone granted McGuirk a proxy (the “Malone Voting Agreement”) to vote 887,079 shares of the Company’s Series B Common Stock owned by Malone, representing 44% of the Company’s then outstanding voting power, on director elections, the approval or authorization of executive compensation and other routine matters. Malone also granted McGuirk a right of first refusal with respect to future transfers of the Company shares beneficially owned by Malone as well as certain appreciation rights with respect to the value of Malone’s shares of Series B Common Stock. Additionally, Atlanta Braves Holdings and Liberty transitioned various general and administrative services provided by Liberty to the management of Atlanta Braves Holdings, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. As part of that transition, the then-current officers of the Company

(with limited exceptions) stepped down from their officer positions, effective August 31, 2024, and members of the Atlanta Braves Holdings operating team assumed these roles effective September 1, 2024 (the “Corporate Governance Transition”).

* * * * *

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. The words "believe," "estimate," "expect," "anticipate," "intend," "plan," "strategy," "continue," "seek," "may," "could" and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements may contain such words. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. The following include some, but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	the level of broadcasting revenue that Braves Holdings generates;
●	the achievement of on-field success;
●	the Company’s ability to develop, obtain and retain talented players;
●	the regulatory and competitive environment of the industries in which the Company operates;
●	the impact of organized labor on the Company, including any potential Major League Baseball (“MLB”) work stoppages such as strikes, protests or management lockouts;
●	the impact of the structure or an expansion of MLB;
●	changes in the nature of key strategic relationships with business partners, vendors and joint venturers;
●	the Company’s ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	the Company’s indebtedness could adversely affect operations and could limit its ability to react to changes in the economy or its industry;
●	the Company’s ownership, management and board of directors structure;
●	the Company’s ability to realize the benefits of acquisitions or other strategic investments;
●	the inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments;
●	the outcome of pending or future litigation or investigations;
●	the Company’s ability to attract and retain qualified key personnel;
●	geopolitical incidents, accidents, terrorist acts, pandemics or epidemics, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to the Company and its affiliates;

●	the impact of data loss or breaches or disruptions of the Company’s information systems and information system security;
●	the Company’s processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities;
●	the Company’s ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments;
●	the operational risks of the Company and its business affiliates with operations outside of the United States;
●	the Company’s common stock and organizational structure;
●	the Company’s stock price has and may continue to fluctuate;
●	the impact of inflation and weak economic conditions on consumer demand for products, services and events offered by the Company; and
●	the ability of the Company and its affiliates to comply with government regulations, including, without limitation, consumer protection laws and competition laws and adverse outcomes from regulatory proceedings.

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

Description of Business

The following table identifies the Company’s more significant subsidiaries and minority investments:

Consolidated Subsidiaries

Braves Holdings

Equity Method Investments

MLB Advanced Media, L.P. (“MLBAM”)

Baseball Endowment, L.P. (“BELP”)

Braves Holdings

Braves Holdings (collectively with its subsidiaries) indirectly owns and operates the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Atlanta Braves,” the “Braves,” the “club,” or the “team”). The Braves’ ballpark (“Truist Park” or the “Stadium”) is located in Cobb County, a suburb of Atlanta, and is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority. Braves Holdings, through affiliated entities and third-party development partners, purchased and developed a significant portion of the land around and adjacent to Truist Park for a mixed-use development that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”).

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

In 1966, the City of Atlanta enthusiastically welcomed the relocation of the Braves. During the 1990s, the Braves were the most successful MLB team of the decade, winning the National League pennant five times (1991, 1992, 1995, 1996 and 1999), including a World Series win in 1995. The Braves’ success continued into the 2000s, winning 14 consecutive division titles between 1991 and 2005. Then, after winning division titles in four straight seasons from 2018-2021, the Braves went on to win the 2021 World Series and two additional division titles in 2022 and 2023.

Braves Holdings, affiliated entities and third-party development partners developed a significant portion of the land around Truist Park, creating a 2.25 million square-foot mixed-use complex that features retail, residential, office, hotel and entertainment opportunities, known as The Battery Atlanta. The initial construction of The Battery Atlanta was completed and became operational in 2017. Development has continued through current day, including a 0.25 million square-foot office building immediately behind Truist Park, which became operational in July 2025. Additionally, Braves Holdings acquired a 0.8 million square-foot office park at a location adjacent to The Battery Atlanta.

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

Baseball. Braves Holdings’ Baseball segment includes its operations relating to the Braves baseball franchise and Truist Park and includes revenue generated from ticket sales, concessions, local broadcasting rights, advertising sponsorships, suites and premium seat fees, retail and licensing revenue, shared MLB revenue streams, including national broadcasting rights and licensing, and other sources. Ticket sales, concessions, broadcasting rights and advertising sponsorship sales are the Baseball segment’s primary revenue drivers and are recognized primarily during the MLB baseball season. The financial results of Braves Holdings depends in large part on the ability of the Braves to achieve on-field success. The team’s successes generate significant fan enthusiasm, resulting in high and sustained demand for tickets, premium seating, concession and merchandise sales, and greater shares of local broadcasting audiences. Management of Braves Holdings focuses on making operational and business decisions that enhance the on-field performance of the Braves, which may sometimes require implementing strategies and making investments that may negatively impact short-term profitability for the sake of immediate on-field success.

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

Television and Radio Broadcasting.  Braves Holdings derives substantial revenue from the sale of local broadcasting rights to the Braves’ baseball games. Each MLB Club has the right to authorize the television broadcast within its MLB-defined home television territory of games in which it participates, subject to certain exceptions. The Braves had a long-term local television broadcasting agreement with SportSouth Network II, LLC (“SportSouth”), a subsidiary of Main Street Sports Group, LLC (formerly known as Diamond Sports Group), granting its regional cable networks the right to broadcast substantially all of the Braves games not otherwise selected for broadcast within the home television territory of the Braves (such agreement, as amended, the “Braves Broadcast Agreement”). Beginning with the 2025 season, SportSouth was provided with additional streaming rights and Braves Holdings had the ability to simulcast certain games within the home television territory with other providers. The Braves terminated the Braves Broadcast Agreement in January 2026, due to SportSouth’s failure to make their scheduled contractual payment for the 2026 season. In Februray 2026, the Braves announced BravesVision, a multimedia platform owned and operated by the Braves that will become the official local television home of the Braves beginning with the 2026 season.

Nationally, the Braves participate in the revenue generated from the national television, digital, and radio broadcasting arrangements negotiated by MLB on behalf of the 30 MLB Clubs, which included, without limitation, ESPN, TBS, Fox, NBC Universal, Sirius XM Holdings, Apple, and Roku for the periods presented (the “National Broadcast Rights”). Under the MLB Rules and Regulations, the BOC has the authority, acting as the agent on behalf of all of the MLB Clubs, to enter into and administer contracts for the sale of certain National Broadcast Rights. Each MLB Club also has the right to authorize radio broadcasts, within the United States (or Canada, in the case of the Toronto Blue Jays), of its games, subject to certain restrictions. The Braves have the largest radio affiliate network in MLB, with 170 local radio station affiliates broadcasting Braves games across the southeast United States.

Advertising Sponsorship. The Braves work with a variety of corporate sponsors to facilitate advertising, marketing and promotional opportunities at Truist Park, The Battery Atlanta and throughout the Braves’ home marketing territory. The Braves also offer advertising on uniforms, in the form of a jersey patch. Advertising space is available in The Battery Atlanta and throughout the Stadium, including on the main scoreboard, outfield walls behind home plate, digital boards, and in programs sold at each game. The Braves also enter into long-term licensing agreements for use of various suites, premium seating and hospitality spaces. The Braves’ marketing department works closely with the Braves’ sponsors to offer marketing opportunities, including contests, sweepstakes and additional entertainment and promotional opportunities during Braves home games, and the Braves allows its name and logo to be used in connection with certain local promotional activities throughout its home marketing territory.

Seasonality. Baseball revenue is seasonal, with the majority of revenue historically recognized during the second and third quarters, which aligns with a normal baseball regular season, consisting of 162 games.

Mixed-Use Development. Braves Holdings’ Mixed-Use Development segment includes retail, office, hotel and entertainment operations within The Battery Atlanta and the surrounding area as well as land under development adjacent to CoolToday Park (as defined below). Revenue is derived primarily from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships throughout the year. Braves Holdings, affiliated entities and third-party development partners, developed a significant portion of the land around Truist Park, creating a mixed-use complex that features retail, residential, office, hotel and entertainment opportunities, known as The Battery Atlanta. We believe that the continued development and operations of The Battery Atlanta and the surrounding area will result in increased game attendance as well as office and retail rental income (including overage rent and tenant reimbursements), and income from parking and corporate sponsorships throughout the year. The retail leases generally provide for fixed rental fees over the duration of the lease and each lease contains customary clauses permitting extension or termination at the option of the tenant and the Braves Holdings subsidiary party thereto.

Team

Player Personnel. The success of the Braves depends, in large part, on the ability to develop, obtain and retain talented players. Under the CBA (as defined below) and the MLB Rules and Regulations, each team is permitted to have 40 players under reserve to the MLB Club, but is allowed to maintain only 26 players on its active roster (subject to limited exceptions) from the Opening Day of the season through August 31 of each year and the postseason. During the remainder of the season, each team may keep 28 players on its active roster. The Braves’ roster reflects the team’s commitment to developing and securing talented young players, driving future on-field success. The Braves compete with other MLB Clubs for a limited pool of player personnel and seek to assemble a roster of players with the depth and breadth its management believes will allow it to field a competitive team. The Braves generally enter into player contracts with terms of one or more years and may also assume an existing player contract as part of a player trade. Contract terms are required to adhere to certain league requirements as discussed below under “MLB Rules and Regulations” but are otherwise subject to market and other conditions. The Braves management generally expects the majority of its roster to be composed of players with contract terms of fewer than six years. From time to time, the Braves management may seek to enter into long-term contracts in order to secure talented players and reduce player turnover, however, its ability to do so may be impacted by a variety of financial and non-financial factors, including how appealing it is for a player to make a long-term commitment to the Braves.

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

Player Development. Player development is a critical component of management’s efforts to maintain a strong franchise. Starting with the 2021 season, a new player development system was put in place by MLB comprised of 11 Professional Development Leagues. MLB Professional Development Leagues, LLC (“MLB PDL”) is responsible for the administration of the new system and has player development license agreements with 120 minor league clubs that compete in the Professional Development Leagues and are affiliated with MLB Clubs, including the Braves. MLB PDL is also responsible for enforcing the terms of each player development license agreement, including standards for facility quality and player working conditions. Each MLB Club, including the Braves, is affiliated with four Professional Development League clubs located in the United States and Canada. The four Professional Development League clubs affiliated with the Braves are the Gwinnett Stripers, Columbus Clingstones, Rome Emperors, and the Augusta GreenJackets.

The Braves operate a baseball academy in the Dominican Republic and participate in the Dominican Summer League. Dominican players, and players from other Latin American countries, are an important source of talent for the Braves and other MLB Clubs, but these players may not participate in the first-year amateur draft process (which is limited to only residents of the United States, United States territories, and Canada, including international players who are enrolled in a high school or college in such locations). However, the Braves may enter into contracts with Latin American players, subject to the rules and regulations contained in the CBA (as defined below) with the Major League Baseball Players Association (the “MLBPA”).

Braves Facilities

Truist Park. In 2017, the Braves relocated to a new ballpark in Cobb County, Georgia. Braves Holdings (or its affiliates) has exclusive operating rights to the facility via a 30-year Stadium Operating Agreement (as defined below) with Cobb County and the Cobb-Marietta Coliseum and Exhibit Hall Authority (the “Authority”). In 2014, Braves Holdings, through a wholly-owned subsidiary, purchased 82 acres of land for the purpose of constructing an MLB facility and development of a mixed-use complex adjacent to the ballpark. The total cost of the ballpark was approximately $722 million, of which approximately $392 million was funded by a combination of Cobb County, the Cumberland Improvement District and the Authority and approximately $330 million was funded by Braves Holdings. Funding for ballpark initiatives by Braves Holdings has come from cash on hand and various debt instruments, as detailed in note 6 to the accompanying consolidated financial statements.

We believe Truist Park is an industry-leading sports complex spanning approximately 1.1 million square feet, with 40,700 seats, including 63 suites and 5,600 premium seats, multiple hospitality clubs and retail merchandise venues. The Stadium also features concessions and restaurant spaces, administrative offices for team operations, sales and marketing, as well as a ticket office, team clubhouse and training rooms.

Braves Holdings and its subsidiary operate the Stadium pursuant to the Stadium Operating Agreement entered into as of May 2014 (the “Stadium Operating Agreement”), which expires December 2046 and may be extended through December 2051 at the option of Braves Holdings, through its wholly-owned subsidiary party thereto. Cobb County and the Authority may only terminate the Stadium Operating Agreement upon the occurrence of an “Event of Default” as defined in the Stadium Operating Agreement; provided, no such termination would be effective until the end of the then-current baseball season. For the exclusive rights to use and operate Truist Park, Braves Holdings agreed to pay an annual stadium license fee of $3.0 million and an additional license fee equal to $3.1 million, in each case, to be paid in semi-annual installments on May 15th and October 15th of each year. The Stadium Operating Agreement also provides Cobb County, Georgia the right to conduct up to three special events per year at Truist Park, excluding concerts or sporting events which are events exclusively reserved to Braves Holdings and its subsidiary. If so elected by Braves Holdings, beginning November 2044 until November 2045, Braves Holdings and its subsidiary has the right to negotiate the terms to acquire Truist Park from Cobb County and the Authority for fifty percent (50%) of the fair market value thereof. Additionally, Braves Holdings has a right of first refusal in the event Cobb County and the Authority desire to sell or transfer the Stadium.

CoolToday Park.  In March 2019, the Braves relocated to a new spring training facility in North Port, Florida. The park is also the playing facility of the Florida Complex League (“FCL”) affiliate of the Braves, the FCL Braves. The Braves through its wholly-owned subsidiary have exclusive operating rights to the facility via a Facility Operating Agreement with Sarasota County which expires December 2049, and may be extended through December 2059 at the option of Braves Holdings and its subsidiary. The Braves operate and maintain an 8,200 capacity stadium and clubhouse facilities for major and minor league players and staff, six practice fields, a half-sized field, agility field and batting cages. The park also features an academy for housing players, coaches and staff throughout the year, and includes dining, meeting and auditorium spaces.

Mixed-Use Development Facilities

The Battery Atlanta is an approximately 2.25 million square-foot mixed-use development, located around Truist Park at the intersection of I-75 and I-285, and offers an expansive mix of market-exclusive entertainment experiences, chef-driven restaurants, boutique shopping, the Omni and Aloft Hotels, The Coca-Cola Roxy Music Venue and apartment residences. The complex also includes offices One Ballpark Center, Comcast’s regional headquarters; Two Ballpark Center, home to SPACES and a Shake Shack Support Center; Three Ballpark Center, which serves as the global headquarters of Papa John’s International, Inc. and the North American headquarters of TK Elevator; Four Ballpark Center, home to Southwire and DCO Commercial Floors; and Five Ballpark Center, which serves as Truist Securities’ headquarters. The Battery Atlanta is powered by Comcast’s all-fiber network, delivering multi-terabit capabilities to each of our tenants. The apartment residences were subsequently sold in 2018. Pennant Park, which was acquired in April 2025, is a six-building office park located adjacent to The Battery Atlanta that is home to the corporate offices for a variety of tenants.

Investments

Braves Holdings or certain of its subsidiaries maintain investments in various entities, including MLB Advanced Media, L.P. (“MLBAM”) and Baseball Endowment, L.P. (“BELP”), which are both MLB affiliates.

MLBAM was formed in January 2000 pursuant to a vote of the 30 owners of the Clubs, whereby each Club agreed to cede substantially all of its individual Club internet and interactive media rights to MLBAM for an indirect 3.3% interest in MLBAM.

BELP is an investment fund formed by the MLB Clubs principally for the purpose of investing, on a long-term basis, assets on their behalf intended to provide a competitive market rate investment return while minimizing investment volatility.

Braves Holdings has 50% interests in various joint ventures that were formed to develop, own and operate hotels within the Mixed-Use Development.

MLB Rules and Regulations

As a condition to maintaining its MLB membership, each MLB Club must comply with the MLB Rules and Regulations. The Braves will be required to abide by any changes to the MLB Rules and Regulations and the adoption of any new MLB Rules and Regulations, irrespective of whether such changes or new arrangements negatively impact the Braves, proportionately or disproportionately, as compared with the other MLB Clubs. Atlanta Braves Holdings, as well as its board of directors, board committees and subsidiaries, are also subject to the MLB Rules and Regulations. Further, the Commissioner of Baseball interprets the MLB Rules and Regulations, and each of Atlanta Braves Holdings and Braves Holdings (and certain of its affiliates) has agreed to submit certain disputes related to the MLB Rules and Regulations, or disputes involving another MLB Club, to the Commissioner of Baseball as sole arbitrator. The decisions of the Commissioner of Baseball are binding and not appealable, and therefore Atlanta Braves Holdings and Braves Holdings may not resort to the courts or any other means to enforce their respective rights or contest the application of the MLB Rules and Regulations.

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

Player Contracts and Salaries.  The CBA requires each MLB Club to sign Major League players using the Uniform Player’s Contract. The minimum Major League contract salary under the CBA for players during the 2025 season was $760,000 and increases in each year during the term of the current CBA. For Major League players under reserve to an MLB Club that are not eligible for salary arbitration or free agency and are not subject to a multi-year contract, MLB Clubs may renew such player contracts at the Major League minimum if they cannot reach agreement with the player on salary. However, the CBA provides that the MLB Clubs cannot reduce Major League players’ salaries by more than 20 percent of what they earned in the previous MLB season or 30 percent of what they earned two seasons prior (provided the player has remained under reserve to the MLB Club). If a player is terminated by the team for lack of skill during the regular season, he is entitled to the unpaid balance of his salary under the contract for the remainder of that season, subject to certain rights of the MLB Club. Contracts may cover one year or multiple years, but under multi-year contracts an MLB Club may be required to make minimum payments to a Major League player for the balance of the contract’s term even if the contract is terminated by the MLB Club, subject to certain rights of the MLB Club. An MLB Club may assign a player’s contract to another MLB Club (for example, in connection with a trade with that MLB Club) or a minor league club subject to certain rights of the player and other MLB Clubs.

MLB Draft.  Professional baseball conducts an annual draft of first year players referred to as the Rule 4 Draft (the “Rule 4 Draft”). Eligible players are limited to those players are residents of the United States, United States territories, and Canada and who have not previously contracted with a major league or minor league club. The Rule 4 Draft is for players who have graduated high school, but not attended college, for players that have completed at least one year of junior college and for players attending a four-year college following the earlier of completion of their junior year or turning 21. The CBA also contains limitations on the amounts an MLB Club can spend on signing bonuses for players selected in the Rule 4 Draft during a given year without incurring a penalty tax on the overage. In addition, a draft (the “Rule 5 Draft”) is held each December for players who have not been placed on an MLB Club’s Major League team roster after four or five years after the player signed his first contract, depending on the player’s age at the time he is drafted. The Rule 5 Draft allows MLB Clubs to select eligible players from other MLB Clubs.

Team Rosters.  An MLB Club’s 26-man roster is its full roster of active Major League players from Opening Day through August 31, and during the postseason. MLB Clubs may continue to add and remove players from this 26-man roster throughout the season to account for injuries and player performance. Teams are limited to carrying 13 pitchers during this time. From September 1 through the end of the regular season, all MLB Clubs must carry 28 players, with a limit of 14 pitchers. An MLB Club’s 40-man roster includes a combination of players on the 26-man roster, the 7-, 10-, and 15-day injured lists, the bereavement/family medical emergency list and the paternity leave list, as well as some minor league players. In order for an MLB Club to add a player to the 26-man roster, the player must be on the 40-man roster. If an MLB Club with a full 40-man roster wishes to promote a minor league player who is not on the 40-man roster, it must first remove a player from the 40-man roster, by designating a player’s contract for assignment, trading a player, releasing a player or transferring a player to the 60-day injured list. Players who are on the 40-man roster are protected from being selected by another MLB Club in the annual Rule 5 Draft.

Competitive Balance Provisions. Each year, MLB Clubs with an aggregate average payroll that exceeds a predetermined payroll threshold are taxed by MLB on each dollar above the threshold (the “Competitive Balance Tax”). The predetermined payroll threshold is $244 million for 2026. The aggregate average payroll is calculated at the end of each season by aggregating the average annual value of each player’s contract on the 40-man roster, plus any additional player benefits. Changes in a player’s compensation contained in a contract extension that does not begin until the next season are not taken into account until the commencement of the extension. The Competitive Balance Tax rate escalates based on the number of consecutive years an MLB Club has exceeded the payroll threshold and is applied to the amount by which the MLB Club’s aggregate average payroll for such year exceeds the applicable payroll threshold as follows:

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

Debt Service Rule.  Each MLB Club is subject to certain MLB imposed restrictions on its ability to incur indebtedness in amounts that exceed specified thresholds. In particular, each MLB Club is generally required to keep outstanding indebtedness minus a certain amount of excludable indebtedness at or below 8.0x available cash flow (or in the case of MLB Clubs which have a new stadium, at or below 12.0x available cash flow), with the amount of excludable indebtedness for fiscal years 2025 through 2026 set at $100 million. This is referred to as the Debt Service Rule. MLB Clubs must certify compliance with the Debt Service Rule annually and the failure of an MLB Club to comply during two consecutive fiscal years (the “Assessment Period”) may lead to certain remedial measures being imposed by the Commissioner of Baseball, including, but not limited to, prohibitions on the incurrence of additional indebtedness and repayment of outstanding indebtedness. For the Assessment Period ended December 31, 2024, the Braves were not subject to any remedial measures under the Debt Service Rule.

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

Human Capital Resources

Employees.  As described above, Atlanta Braves Holdings was party to a services agreement with Liberty, pursuant to which various Liberty corporate employees provided certain management services to Atlanta Braves Holdings for a determined fee. Under the services agreement, Atlanta Braves Holdings was not responsible for the hiring, retention and compensation of these individuals (except that Atlanta Braves Holdings did grant equity incentive awards to these individuals). However, Atlanta Braves Holdings directly benefited from the efforts undertaken by Liberty to attract and retain talented employees. These services began to transition to Atlanta Braves Holdings in conjunction with the Corporate Governance Transition. Effective October 31, 2025 Atlanta Braves Holdings and Liberty mutually agreed to terminate the services agreement, and Atlanta Braves Holdings has now fully assumed responsibility for these functions.

As of December 31, 2025, Braves Holdings and its consolidated subsidiaries had an aggregate of approximately 1,610 full time, seasonal, and part-time employees. Braves Holdings strives to create diverse, inclusive, and supportive workplaces, with opportunities for employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between employees and their communities. Through this, we are confident employee relations are good.

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

Compensation and Benefits. Braves Holdings and its subsidiaries aim to provide attractive compensation and benefits programs for their employees. In addition to salaries, these programs may include, among other items, bonuses, 401(k) plans, stock-based compensation, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, paid parental leave, advocacy resources, and work life assistance programs.

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

Factors Relating to Our Business

Broadcasting rights, both national and local, present an important source of revenue for us, and decreases in this broadcasting revenue could have an adverse effect on our financial results.

Braves Holdings derives revenue directly from the sale of their local broadcasting rights through an individually negotiated carriage or license agreement. The sale of their national broadcasting rights, together with those of all other MLB Clubs, is organized through MLB with all such revenue allocated consistent with the MLB Rules and Regulations. A majority of this revenue is reliant on a limited number of broadcasting partners. Solvency and business disruptions impacting our broadcasting partners, as well as any decline in television ratings, carriage disputes, popularity of the Braves specifically, or even MLB as a whole, could adversely affect the revenue that can be derived from the sale of these broadcasting rights. There can be no assurance that upon the completion of local or national contractual arrangements that Braves Holdings or MLB will be able to successfully negotiate extensions or replacement deals that would provide similar amounts of revenue for Braves Holdings.

In recent years, certain regional sports networks have experienced financial difficulties. For example, in 2023 Diamond Sports Group, a subsidiary of Sinclair Broadcasting Group and parent of SportSouth which licenses and distributes sports content in various regional markets including the Braves games (other than nationally televised games), filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Southern District of Texas. Diamond Sports Group completed its financial restructuring and emerged from bankruptcy effective January 2025 as Main Street Sports Group and provided all payments to Braves Holdings during bankruptcy and throughout the 2025 season. In late 2025 and early 2026, Main Street Sports Group continued to face financial difficulties culminating in the failure to make contractual payments to various professional sport clubs, including the Braves. As a result, the Braves terminated the Braves Broadcasting Agreement and recorded an impairment on the underlying long-term local broadcasting contract asset. In February 2026, the Braves announced BravesVision, a multimedia platform owned and operated by the Company that will become the local television home of the Braves beginning with the 2026 season. This new multimedia platform and its monetization of our local broadcasting rights may provide less revenue than what Braves Holdings previously received pursuant to the Braves Broadcast Agreement.

Our business’ financial success depends, in large part, on the Braves achieving on-field success.

Our financial results depend in large part on the ability of the Braves to achieve on-field success. The team’s successes generate significant fan enthusiasm, resulting in sustained ticket, premium seating, concession and merchandise sales, and greater shares of local television and radio audiences during that period. Furthermore, participation in MLB’s postseason provides the franchise with additional revenue and income, primarily derived from games played at the Braves’ home stadium. While the Braves did not make the postseason in 2025, the team appeared in 2 out of 18 potential postseason games in 2024 and 4 out of 18 potential postseason games in 2023. Revenue from postseason play (after reduction for allocable postseason share payments) was approximately $2.0 million and $11.3 million in 2024 and 2023, respectively. While the Braves have made the MLB postseason during nine of the past fourteen seasons, and were the 2021 World Series Champions, there can be no assurance that the team will perform well or qualify for postseason play during the next season or any season thereafter. Poor on-field performance by the Braves is likely to adversely affect our financial performance.

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

A significant portion of our financial results is dependent upon the on-field success of the Braves and injuries to players pose risk to that success. In addition, the Braves are currently scheduled to play 81 regular season road games each year, requiring players and members of the coaching staff to travel using charter carriers. The Braves’ extensive travel schedule exposes its players and coaching staff to the risk of travel-related accidents and injuries. An injury sustained by a key player, or an injury occurring at a key point in the season, could negatively impact the team’s performance and decrease the likelihood of postseason play. An injury sustained by a popular player could negatively impact fan enthusiasm, which could negatively impact ticket sales and other sources of revenue. Furthermore, after the start of each season, all MLB players under contract are generally entitled to all of their contract salary for the season, even after sustaining an injury (subject to certain rights of the Braves). Having to compensate a player who is unable to perform for a substantial period of the season, as well as the replacement for the injured player, could create a significant financial burden for the Braves. Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of December 31, 2025, amounts payable annually under such contracts aggregated to $285.8 million in 2026, $171.4 million in 2027, $125.5 million in 2028, $63.3 million in 2029, $39.2 million in 2030 and $44.0 million, combined, thereafter. The Braves may or may not elect to obtain disability insurance for their players signed to multiyear contracts to partially mitigate these risks, but there can be no assurance that even if obtained that such insurance will compensate for all or substantially all of the costs associated with player injuries and such insurance would not serve to mitigate any potential negative impact on the team’s performance and revenue.

Focus on team performance, and decisions by management, may negatively impact financial results in the short-term.

Management of Braves Holdings focuses on making operational and business decisions that enhance the on-field performance of the Braves and this may sometimes require implementing strategies and making investments that may negatively impact short-term profit for the sake of immediate on-field success. For example, in order to improve the short-

term performance of the team, management may decide to make trades for highly compensated players and sign free agents or current players to high value contracts, which could significantly increase operating expenses for a given year, and which could adversely impact the trading price of our common stock. In addition, to the extent higher salaries must be paid in order to retain talented players, the Braves may be subject to the Competitive Balance Tax imposed by the CBA if the Braves’ aggregate average payroll exceeds the predetermined thresholds contained in the CBA. The Braves were not required to pay the Competitive Balance Tax for the 2025 season, but did for the 2024 and 2023 seasons. For more information about the Competitive Balance Tax, see “Item 1. Business - MLB Rules and Regulations - Collective Bargaining Agreement” and “Item 1. Business - MLB Rules and Regulations - Competitive Balance Provisions.” Alternatively, management may decide to focus on longer-term success by investing more heavily in the recruiting and development of younger and less expensive talent, which may negatively affect the team’s current on-field success and in turn could have a negative impact on ticket sales and other sources of revenue. We must also comply with all MLB rules and decisions. MLB has significant authority over MLB teams and must act in the best interests of MLB as a whole. Such rules and decisions may be inconsistent with strategies adopted by management and may have a negative effect on the near-term value of our common stock.

Organized labor matters could have an adverse effect on our financial results.

Our business is dependent upon the efforts of unionized workers. MLB players are covered by the CBA. MLB has experienced labor difficulties in the past and may have labor issues in the future. Labor difficulties may include players’ strikes or protests or management lockouts. MLB has also had disputes with the labor union representing the major league umpires, which have resulted in strikes and the need to use replacement umpires. MLB experienced a players’ strike during the 1994 season, which resulted in a regular season that was shortened and the cancelation of the World Series. In December 2021, the previous collective bargaining agreement expired and MLB commenced a lockout of the Major League players. As a result of the lockout, the start of the 2022 regular season was delayed until the MLB Clubs reached a tentative agreement in March 2022 on the terms of the CBA in a Memorandum of Understanding and the regular season began in April. See “Item 1. Business - MLB Rules and Regulations - Collective Bargaining Agreement.” The current CBA covers the 2022 through 2026 MLB seasons. Any labor disputes, such as players’ strikes, protests or lockouts as a result of the inability to enter into a new CBA before the expiration of the current CBA could postpone or cancel MLB games. No revenue will be recognized for cancelled games and the impact may have a material negative effect on our business and results of operations.

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

Viewership of professional baseball has experienced declines in certain years and, although previous declines have seen some recovery, any future decline in television ratings or attendance for MLB as a whole could have an adverse effect on our financial results. The Braves compete for entertainment and advertising dollars with other sports and entertainment activities. During parts of the MLB regular season, the Braves experience competition from college football, professional basketball (the Atlanta Hawks), professional football (the Atlanta Falcons) and professional soccer (the Atlanta United FC) as well as other sports and entertainment events. As sporting and entertainment trends change, fans may be drawn to other spectator sports and entertainment options, in spite of on-field success by the Braves.

Our ability to incur indebtedness to fund our operations will be limited, which could negatively impact our operations.

Braves Holdings generally funds its operating activities through cash flow from operations and two credit facilities, with a maximum combined borrowing capacity of $275.0 million. As of December 31, 2025, there was $35 million outstanding under these credit facilities. If cash flows become insufficient to cover operating or capital needs, we may be required to take on additional indebtedness, but applicable CBA rules limit the aggregate amount of indebtedness that the Braves may incur. See “Item 1. Business – MLB Rules and Regulations – Collective Bargaining Agreement” and “Business – MLB Rules and Regulations – Debt Service Rule.” Following our separation from Liberty, we do not have access to Liberty’s capital or credit and our ability to obtain significant financing on favorable terms, or at all, may be more limited as a standalone company than as a subsidiary of Liberty. Due to our size and current indebtedness, together with our assets and operating cash flow, we may be unable to support any significant financing in the future.

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

Braves Holdings has, directly or indirectly through subsidiaries, taken on a significant level of debt and increased expenses related to the development of Truist Park, the Mixed-Use Development and our spring training facility. As of December 31, 2025, Braves Holdings had approximately $223.8 million outstanding under various debt instruments for construction, other stadium-related costs, and ongoing operations costs, $487.3 million outstanding under various credit facilities and loans for the Mixed-Use Development and $30.0 million outstanding under a credit facility for the spring training facility. Continued construction and development expenditures will increase our costs and indebtedness in the near term, which could have a negative impact on Braves Holdings’ credit worthiness and the value of our common stock.

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

Furthermore, as with all real estate investments, there can be no assurance that the Mixed-Use Development will achieve the expected financial benefits of any recently acquired assets. We perform due diligence and project expected outcomes as part of the acquisition process, however, costs related to the refurbishment and integration of such assets may be more disruptive to existing operations than anticipated or more expensive than expected.

Failure of lessees of the Mixed-Use Development to renew their leases as they expire and improvement costs associated with new leases may adversely impact our cash flow from operations, which could negatively impact our financial condition.

If Mixed-Use Development lessees do not renew their leases as they expire, we may not be able to re-lease that space within the Mixed-Use Development. In addition, in connection with securing lease renewals or re-leasing properties, we may agree to terms that are less economically favorable than expiring lease terms, or we may be required to incur significant costs, such as renovations and improvements on behalf of the lessee, in particular as it relates to newly acquired properties. Furthermore, a significant portion of the costs of owning property, such as real estate taxes, insurance and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. Any of these events could adversely affect our cash flow from operations and our ability to service our indebtedness, which could negatively impact our financial condition.

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

Cash flow from operations depends in part on our ability to lease space in the Mixed-Use Development on economically favorable terms and to collect rent from lessees on a timely basis. We could be adversely affected by various facts and events over which we have limited or no control, such as:

•	lack of or loss of demand for the amount of commercial and retail space developed and being developed within the Mixed-Use Development;
•	effects of events outside of our or our lessees’ control affecting demand for commercial and retail space or our lessees’ ability to pay rent, such as a future pandemic or epidemic;
•	inability to retain existing lessees and attract new lessees;
•	changes in market rental rates;
•	declines in lessees’ creditworthiness and ability to pay rent, which may be affected by their operations, economic downturns and competition within their industries from other operators;

•	defaults by and bankruptcies of lessees, failure of lessees to pay rent on a timely basis, or failure of lessees to comply with their contractual obligations;
•	economic or physical decline of the areas around Truist Park and the Mixed-Use Development; and
•	deterioration of physical condition of properties in the Mixed-Use Development.

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

Data loss or other incidents or disruptions of our information systems and information system security could materially harm our business and results of operations.

Compromises of our information systems or other misappropriation or misuse of personal or sensitive information and data, including credit card information and other personally identifiable information, could subject us to increased costs, litigation, actions from governmental authorities, reputational harm (which could negatively impact future revenues), and financial or other liabilities. In addition, security incidents or the inability to protect information could lead to ticketing fraud and counterfeit tickets.

Additionally, we rely on technology, such as our information systems, content distribution systems, ticketing systems, and payment processing systems, as well as technology and information systems of third-party vendors, to conduct our business. Disruptions, such as computer intrusion and phishing, theft, computer malware, ransomware or other malicious software, software vulnerabilities (including zero-day exploits), process breakdowns, potential disruptions from software updates (including due to inadequate testing of updates), denial of service attacks or other malicious activities, as well as power outages, natural or other disasters (including extreme weather), criminal and/or terrorist activities or human error, may affect the information systems and services we utilize and could result in disruption of our services and the misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data (of third parties or employees) contained on such systems. The techniques used to access, disable or degrade service, or to sabotage information systems change frequently and continue to become more sophisticated and targeted, and the increasing use of artificial intelligence may intensify cybersecurity risks. While we and our vendors and broadcasting partners continue to develop, implement and maintain security measures designed to identify, prevent and mitigate cybersecurity risks, including unauthorized access or misuse to our information systems, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing the disruptions described above from occurring. We increasingly rely on third-party vendors to provide technology-related services and, while we thoroughly evaluate such vendors and their capabilities and processes for mitigating risk, we cannot be certain that any incident experienced by our vendors will not have a material impact on us.

Further, we rely on technology at our home games and other live events, the failure or disruption of which, for any significant period of time, could affect our business, our reputation and the success of our live events. Any significant interruption or failure of the technology upon which we rely, or any significant compromise of security, could result in decreased performance and increased operating costs (including refunds to impacted end users), adversely affecting our business, financial condition, reputation and results of operations.

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

Through the Company’s operations, sales and marketing activities, it collects and stores certain personal information related to its customers. The Company also gathers and retains information about employees in the normal course of business. The Company may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of its business. The collection, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by the Company and by the agreements we have with our vendors, contractors and other third-parties. Moreover, there are federal, state and international laws regarding privacy and the collection, storage, sharing, use, disclosure and protection of personal information. Specifically, personal information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance.

Our failure, and/or the failure by the various third-party vendors and service providers with which we do business, to comply with applicable privacy policies, federal or state laws or changes in applicable laws and regulations, or to prevent any compromise of security that results in the unauthorized release of personal information or other user data could (i) damage our reputation and the reputation of our third-party vendors and service providers, (ii) discourage potential users from trying our products and services, or those of our third party vendors and service providers, and/or (iii) result in fines and/or proceedings by governmental agencies, or in civil litigation or actions by consumers, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we or our business affiliates may not have adequate insurance coverage to compensate for losses.

The Company’s ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments could be negatively impacted.

At December 31, 2025, we had a deferred tax asset attributable to state net operating losses and federal and state disallowed business interest carryforwards of $18.3 million and we may carry forward our state net operating losses and federal and state disallowed business interest deductions in certain circumstances to offset current and future taxable income and reduce our income tax liability, subject to certain requirements and restrictions. Under certain state laws, our ability to use our state net operating loss and disallowed business interest carryforwards could be substantially limited. These limits could impact the timing of the usage of our state net operating loss and disallowed business interest carryforwards, thus accelerating state cash tax payments or causing certain state net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset.

Applicable domestic and foreign laws and regulations, including tax laws, which are subject to change, could have a material adverse impact on our business.

In addition to the MLB Rules and Regulations, we are subject to a variety of other domestic and foreign laws and regulations throughout the operation of our businesses, including but not limited to our ticketing practices, licensing laws, working and employment laws as well as health safety and sanitation laws. Adhering to the ever-evolving environments in these areas creates complications that could expose the business to additional risk. Additionally, regulations in emerging areas, such as the protection of our intellectual property through the developing artificial intelligence mediums, could also negatively impact our financial results.

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

Tax laws require us to make significant estimates related to the future tax consequences of events that have been reflected in our consolidated financial statements or tax returns for each taxing jurisdiction in which the Company operates. This process requires us to make judgments and estimates regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that we enter into. Actual incomes taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which the Company operates, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on our financial position. For example, an amendment to Section 162(m) of the Internal Revenue Code of 1986 (the “Code”), which is effective for our fiscal year ending December 31, 2027, expands the “covered employee” designation to possible inclusion of our MLB players, which would increase nondeductible expenses for federal income tax purposes. If this amendment to Section 162(m) had been in effect during 2025, we would have experienced a $24.6 million increase in our nondeductible expenses for federal income tax purposes.

Factors Relating to Ownership of Our Common Stock, Corporate Structure and the Securities Market

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

Certain provisions of our restated charter and bylaws may discourage, delay or prevent a change in control of us that a stockholder may consider favorable. These provisions include the following:

●	(i) no person may own 10% or more of the number of outstanding shares of our common stock and (ii) no person may (A) own 50% or more of the number of outstanding shares of our common stock or (B) have the ability to exercise control over our business affairs unless, in the case of clause (i) or clause (ii), such person is expressly approved by MLB (which, in the case of clause (i), includes GAMCO Investors, Inc.) or qualifies as an exempt person (which includes Terence F. McGuirk, our Chairman, President and Chief Executive Officer, John C. Malone, or any person approved by MLB as the Control Person of the Braves and certain related persons of the foregoing);
●	authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, a Series A that entitles the holders to one vote per share, and a Series C that, except as otherwise required by applicable law, entitles the holders to no voting rights;
●	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;
●	limiting who may call special meetings of stockholders;
●	prohibiting stockholder action by written consent (subject to certain exceptions), thereby requiring stockholder action to be taken at a meeting of the stockholders;
●	requiring stockholder approval by holders of at least 66⅔% of our voting power with respect to certain extraordinary matters, such as a merger or consolidation of us, a sale of all or substantially all of our assets or an amendment to our restated charter (except in the event approved by at least 75% of our board of directors);
●	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
●	the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our board of directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

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

To comply with the policies of MLB, our restated charter provides that, subject to certain exceptions: (i) employees of MLB and related entities may not own our common stock, (ii) persons who are owners, stockholders, directors, officers or employees of any MLB Club other than the Braves may not own 5% or more of the number of outstanding shares of our common stock, (iii) no person may own 10% or more of the number of outstanding shares of our common stock and (iv) no person may (A) own 50% or more of the number of outstanding shares of our common stock or (B) have the ability to exercise control over our business affairs unless, in the case of clause (iii) or clause (iv), such person is expressly approved by MLB (which, in the case of clause (iii), includes GAMCO Investors, Inc.) or qualifies as an exempt holder (which includes Terence F. McGuirk, our Chairman, President and Chief Executive Officer, John C. Malone, or any person approved by MLB as the Control Person of the Braves and certain related persons of each of the foregoing). In the event that a holder attempts to acquire shares of our common stock in violation of these restrictions, the applicable excess shares will automatically be transferred to a trust whereby such shares shall be held for the benefit of the excess share transferor, and subject to the ownership or control thresholds described in the above clauses (ii), (iii) and (iv) which is purported to be breached, such excess shares may be sold for cash, on the open market, in privately negotiated transactions or otherwise, except that to the extent the purported transfer is in violation of clause (iv)(B), then such excess shares that are shares of BATRB will first be converted to shares of BATRA. No assurance can be given that the trust will be able to sell the shares at a price that is equal to or greater than the price paid by the holder. In addition, the holder’s right to receive the net proceeds of the sale, as well as any dividends or other distributions to which the holder would otherwise be entitled, will be subject to the holder’s compliance with the applicable mechanics included in our restated charter.

In addition to the influence Dr. Malone, or Mr. McGuirk as proxy as a result of the Malone Voting Agreement, could exercise in respect of his voting power, which may be deemed to put him in a position to influence significant corporate actions and may discourage others from initiating a potential change of control transaction that may be beneficial to our stockholders, the share ownership limitations and MLB approvals required for certain transfers of shares of our common stock, in each case included in our restated charter, may have an anti-takeover effect, potentially discouraging third parties from making proposals for acquisitions of greater than 10% of our common stock or a change of control transaction. In addition, if MLB does not provide approval of a specific transaction, these provisions could prevent a transaction in which holders of our common stock might receive a premium for their shares over the then-prevailing market price or which our board of directors or stockholders might believe to be otherwise in the best interest of us and our stockholders.

John C. Malone owns shares of our common stock representing approximately 50.0% of our aggregate voting power, which puts him in a position to influence significant corporate actions and may discourage others from initiating a potential change of control transaction that may be beneficial to our stockholders.

Following a transaction on February 5, 2026, Dr. Malone beneficially owns shares of our common stock representing the power to direct approximately 50.0% of the aggregate voting power of our common stock, and as a result, now has control over the approval of most matters required to be submitted to stockholders for approval, pursuant to which holders of shares of BATRA and BATRB would vote together as a single class. However, pursuant to the Malone Voting Agreement, Mr. McGuirk was granted proxy rights to 887,079 BATRB shares held by Dr. Malone (and directly by JCM AB LLC) and the right to exercise control over the voting of such shares on certain matters, including director elections, the approval or authorization of executive compensation and other routine matters. Dr. Malone continues to be in a position to influence significant corporate actions, including corporate transactions such as mergers, business combinations, takeovers, other change of control transactions or significant dispositions of assets, which are not covered by the proxy granted pursuant to the Malone Voting Agreement and over which Dr. Malone retains his voting rights. The concentration of ownership could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders.

In the future, we may qualify as a “controlled company” under The Nasdaq Stock Market listing standards, and our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

If more than 50% of the voting power for the election of directors of the Company is held by an individual, a group, or another company, we may qualify as a “controlled company” under The Nasdaq Stock Market listing requirements. Currently, Dr. Malone beneficially owns shares representing more than 50% of the aggregate voting power of our common stock, but he has granted a proxy to Mr. McGuirk with respect to 887,079 BATRB shares, and therefore does not currently hold voting power with respect to such shares in director elections. In the future, Dr. Malone, together with his affiliates, or any group members, may control a majority of the voting power for the election of directors of the Company, including if Dr. Malone and Mr. McGuirk agree to act together as a group, which they have both currently expressly disclaimed in their respective Schedule 13D filings with the SEC. As a result, we may become a “controlled company” and would not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Our multi-series voting structure may limit our stockholders’ ability to influence corporate matters and future issuances of BATRB may further dilute voting power of shares of BATRA.

Our common stock is divided into three series of common stock: BATRA, BATRB and BATRK. Holders of record of BATRA are entitled to one vote for each share of such stock and holders of record of BATRB are entitled to ten votes for each share of such stock on all matters submitted to a vote of stockholders. Holders of record of BATRK will not be entitled to any voting rights, except as otherwise required by Nevada law. When so required, holders of record of BATRK will be entitled to 1/100th of a vote for each share of such stock. Our restated charter does not provide for cumulative voting in the election of directors and permits future issuances of BATRA, BATRB and BATRK. Any future issuances of BATRA, BATRB or BATRK may dilute our stockholders’ relative ownership interests in the Company.

The holders of any series of our common stock, or the holders of our common stock as a whole, may not have any remedies if an action by our directors or officers prioritizes other interests or has a disparate effect on our common stock or any series thereof.

Principles of Nevada law and the provisions of our restated charter may protect decisions of our board of directors that weigh interests different from those of the holders of our common stock, or any series thereof, or that have a disparate impact upon holders of any series of our common stock. Under Nevada law, the board of directors has the duty to exercise its powers in good faith, on an informed basis and with a view to the interests of the corporation. In doing so, the board of directors may consider all relevant facts, circumstances, contingencies or constituencies, including, without limitation, the interests of the corporation’s employees, suppliers, creditors or customers; the economy of the state or the nation; the interests of the community or of society; the long-term or short-term interests of the corporation, including the possibility that these interests may be best served by the continued independence of the corporation; or the long-term or short-term interests of the corporation’s stockholders, including the possibility that these interests may be best served by the continued independence of the corporation. Directors may consider or assign weight to the interests of any particular person or group, or to any other relevant facts, circumstances, contingencies or constituencies and are not required to consider, as a dominant factor, the effect of a proposed corporate action upon any particular group or constituency having an interest in the corporation. Under the principles of Nevada law referred to above and Nevada’s codified business judgment rule (which provides that directors and officers, in deciding upon matters of business, are presumed to act in good faith, on an informed basis and with a view to the interests of the corporation), you may not be successful in challenging these decisions unless such codified presumption is overcome and it is proven that the challenged act or omission constituted a breach of fiduciary duty under Nevada corporate law as described above, and such breach involved intentional misconduct, fraud or a knowing violation of law.

We may have a significant indemnity obligation to Liberty Media.

While the characterization of the Split-Off and certain related transactions (the “Split-Off Transactions”) as tax-free to the holders of Liberty Braves common stock was agreed to by the Internal Revenue Service, the Split-Off would result in a significant U.S. federal income tax liability to Liberty (but not to former holders of Liberty Braves common stock or holders of Liberty Formula One common stock) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by either vote or value) in the stock of Liberty or in the stock of our Company (or any successor corporation) (excluding, for this purpose, acquisitions of our common stock meeting statutory exceptions) as part of a plan or series of related transactions that includes the Split-Off Transactions. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case.

Prior to the Split-Off, we entered into a tax sharing agreement with Liberty. Under this agreement, we are required to indemnify Liberty Media, its subsidiaries and certain related persons for any such taxes and losses arising from the Split-Off Transactions that (i) result primarily from, individually or in the aggregate, the breach of certain covenants we made (applicable to actions or failures to act by us and our subsidiaries), or (ii) result from a 50% or greater interest (measured by vote or value) in the stock of our Company (or any successor corporation) being sold as part of a plan or series of related transactions that includes the Split-Off Transaction, or (iii) result from any excess loss account (within the meaning of applicable U.S. Treasury Regulations) in our common stock, or gain recognized under Section 361(b) of the Code due to the application of the basis limitation in the last sentence of Section 361(b)(3) of the Code. Our indemnification obligations to

Liberty, its subsidiaries and certain related persons are not limited in amount or subject to any cap. If we are required to indemnify Liberty, its subsidiaries or such related persons under the circumstances set forth in the tax sharing agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.

General Risk Factors

Weak or uncertain economic conditions may impact our business, including reduced consumer demand for products, services and events offered by us.

A weak or uncertain economy and any recession could adversely affect demand for our products, services and events. A substantial portion of our revenue is derived from discretionary spending by individuals and corporate sponsors on tickets, including postseason games, concessions, merchandise, advertising sponsorships, suites and premium seat fees, which typically falls during times of economic instability. In addition, weak or uncertain economic conditions, including tariffs and reductions in discretionary spending, may adversely impact the demand for products and services of our Mixed-Use Development lessees which may weaken the financial condition of such lessees. As a result, such lessees may delay lease commencement, fail to make rental payments or become insolvent. See “- Negative market conditions or adverse events affecting existing or potential lessees of the Mixed-Use Development or the industries in which they operate, could have an adverse impact on our ability to attract new lessees, re-lease space, collect rent or renew leases at the Mixed-Use Development, which could adversely affect our cash flow from operations and inhibit growth” above. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Furthermore, during periods of high inflation, our operational costs (including labor costs) may increase, or our customers’ discretionary income may be adversely impacted. We are currently unable to predict the extent of any of these potential adverse effects in the future.

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

We are obligated to develop and maintain proper and effective internal control over financial reporting. These internal controls may not be determined to be effective, which may adversely affect investor confidence in our Company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy, reliability, and completeness of our financial reports, which could cause the price of our common stock to decline. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, or stockholder litigation, any of which could require additional financial and management resources.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Due to the utilization of technology, Atlanta Braves Holdings is subject to material risks from cybersecurity threats. Accordingly, we have committed to protecting the security, confidentiality, and integrity of our systems, networks, databases and applications and, as a result, have implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats.

Cybersecurity risks are assessed as part of our enterprise risk assessment and risk management program, and our cybersecurity risk management program is designed and assessed based on recognized frameworks, including the National Institute of Standards and Technology Cybersecurity Framework.

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

To manage and mitigate material risks from cybersecurity threats to our information systems and data, we implement and maintain various technical, physical and organizational measures, processes and policies. These measures include risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our IT, security and other departments, encryption of data, network security controls, access controls (including multifactor authentication), physical security, asset management, system monitoring, vendor risk management program, employee cybersecurity awareness and training, phishing tests, and penetration testing.

In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have cybersecurity incident response frameworks in place to respond in a timely and appropriate manner. These frameworks are a set of coordinated procedures and tasks that our incident response teams execute with the goal of ensuring timely and accurate identification, response, resolution and reporting of cybersecurity incidents both internally and externally, as necessary.

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

For additional information on our cybersecurity risks, see “Data loss or other breaches or disruptions of our information systems and information system security could materially harm our business and results of operations.” in Part I, Item 1A – “Risk Factors” of this Annual Report on Form 10-K.

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

Our SVP and Head of Technology Services, together with the Director Cybersecurity and IT Infrastructure, is responsible for day-to-day management and oversight of our cybersecurity program, including assessing, monitoring and mitigating cybersecurity risk. The SVP and Head of Technology Services provides regular reporting to Braves Holdings executive management, the CESC and the Audit Committee.

A Compliance Committee has also been established and is responsible for overseeing and monitoring all corporate compliance initiatives at Braves Holdings, including cybersecurity. The Compliance Committee is composed of members of the CESC as well as the Braves Holdings executive leadership team, including the President and Chief Executive Officers of the Baseball and Mixed-Use Development segments, Chief Financial Officer and Chief Legal Officer. The SVP and Head of Technology Services provides periodic updates to the Compliance Committee on cybersecurity risks and initiatives as well as any cybersecurity events, as applicable.

Our management team’s experience includes a diverse background in telecom, financial services and other industries, with decades of experience in various aspects of technology and cybersecurity. Our SVP and Head of Technology Services has more than 30 years of leadership experience, including delivering technology solutions and designing and building new business strategies in regulated businesses, and our Director Cybersecurity and IT Infrastructure has more than 20 years of cybersecurity and information technology experience and is a Certified Information System Security Professional. Together this management team has worked at a variety of companies, including large publicly traded companies, implementing and managing IT and cybersecurity programs and teams, developing tools and processes to protect internal networks, business applications, customer facing applications and customer payment systems.

Item 2. Properties

Atlanta Braves Holdings principal office facilities are located at 755 Battery Avenue SE, Atlanta, Georgia, 30339. The principal office facilities are located within Truist Park, which is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority.

Baseball

For a description of property used and operated in connection with the Baseball segment, see “Item 1. Business— Braves Facilities.”

Mixed-Use Development

The Battery Atlanta is situated on 82 acres of land in Cobb County, Georgia, including the 16 acres that Truist Park resides on, and has been developed into 1.5 million square-feet of leasable area, not including 0.5 million square-feet associated with apartment residences sold in 2018.

Pennant Park is a six-building office park situated on 34 acres of land adjacent to The Battery Atlanta acquired in April 2025, which includes 0.8 million square-feet of leasable area.

For further description of the property used and operated in connection with the Mixed-Use Development segment, inclusive of Pennant Park and the land under development adjacent to CoolToday Park, see “Item 1. Business—The Battery Atlanta.”

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

The following table sets forth the range of high and low sale prices of our Series B common stock for the years ended December 31, 2025 and 2024. There is no established public trading market for our Series B common stock, which is quoted on the OTC Markets. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Atlanta Braves Holdings, Inc.
	Series B (BATRB)
	High	Low
2024
First quarter	$50.25	42.00
Second quarter	$50.25	46.25
Third quarter	$59.99	42.51
Fourth quarter	$53.00	51.25

2025
First quarter	$62.50	51.50
Second quarter	$62.50	45.04
Third quarter	$62.75	51.75
Fourth quarter	$59.00	52.50

Holders

As of January 31, 2026, there were 5,204, 26 and 633 record holders of our Series A, Series B and Series C common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one stockholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the three months ended December 31, 2025. During the three months ended December 31, 2025, zero shares of Atlanta Braves Holdings Series A, Series B or Series C common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

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

The Mixed-Use Development segment includes retail, office, hotel and entertainment operations primarily within The Battery Atlanta and the surrounding area (the “Mixed-Use Development”). In April 2025, the Company, through a wholly-owned subsidiary completed the acquisition of certain real estate assets adjacent to The Battery Atlanta (the “Acquisition”). The Mixed-Use Development segment derives revenue primarily from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships throughout the year.

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

Braves Holdings, affiliated entities and third-party development partners, developed a significant portion of the land around Truist Park, the Braves’ stadium, creating a 2.25 million square-foot mixed-use complex that features retail, residential, office, hotel and entertainment opportunities, known as The Battery Atlanta. We believe that the continued development and operations of The Battery Atlanta, as well as transactions such as the Acquisition, will result in increased game attendance as well as office and retail rental income (including overage rent and tenant reimbursements), and income from parking and corporate sponsorships throughout the year.

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

Current Trends Affecting Our Business

The ability of Atlanta Braves Holdings to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Future performance is dependent in part on general economic conditions and the effect of those conditions on our customers. Weak economic conditions may lead to lower ticket demand for baseball events, which would also negatively affect concession and merchandise sales, and lower levels of advertising sponsorships. While Atlanta Braves Holdings is currently unable to predict the extent of any of these potential adverse effects as of December 31, 2025, Atlanta Braves Holdings does not believe that its operations have been materially impacted by recent economic pressures.

In late 2025 and early 2026, the parent of our local broadcasting partner, Main Street Sports Group, faced financial difficulties culminating in the failure to make contractual payments to various professional sport clubs, including the Braves. As a result, the Braves terminated the Braves Broadcasting Agreement and recorded a $30.1 million contract asset impairment associated with the long-term local broadcasting agreement within the Company’s December 31, 2025 consolidated financial statements. In Februray 2026, the Braves announced BravesVision, a multimedia platform owned and operated by the Company that will become the official local television home of the Braves beginning with the 2026 season.

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

A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to 2023 can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

	Years ended December 31,
	2025	2024

	dollar amounts in thousands
Baseball revenue	$635,060	595,430
Mixed-Use Development revenue	97,432	67,318
Total revenue	732,492	662,748
Operating costs and expenses:
Baseball operating costs	(496,987)	(504,146)
Mixed-Use Development costs	(14,363)	(9,762)
Selling, general and administrative, excluding stock-based compensation	(113,329)	(109,157)
Impairment expense	(30,131)	—
Stock-based compensation	(15,575)	(16,519)
Depreciation and amortization	(75,634)	(62,829)
Operating income (loss)	(13,527)	(39,665)
Other income (expense):
Interest expense	(46,440)	(38,789)
Share of earnings (losses) of affiliates, net	29,433	30,460
Realized and unrealized gains (losses) on financial instruments, net	(1,001)	3,424
Other, net	7,423	8,629
Earnings (loss) before income taxes	(24,112)	(35,941)
Income tax benefit (expense)	831	4,673
Net earnings (loss)	$(23,281)	(31,268)

Adjusted OIBDA(1)	107,813	39,683

Regular season home games	81	81
Average number of attendees per regular season home game	26,633	28,469
(1)	Adjusted OIBDA is a non-GAAP financial measure. See “Non-GAAP Adjusted OIBDA” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most comparable GAAP measure.

Baseball revenue. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting revenue. The following table disaggregates baseball revenue by source:

	Years ended December 31,
	2025	2024

	amounts in thousands
Baseball event	$357,849	347,925
Broadcasting	188,586	166,094
Retail and licensing	46,489	47,754
Other	42,136	33,657
Total Baseball	$635,060	595,430

Baseball event revenue increased $9.9 million during the year ended December 31, 2025, as compared to the prior year, primarily due to contractual rate increases on season tickets and existing sponsorship contracts as well as new premium seating and sponsorship agreements, partially offset by reduced attendance at regular season home games. Broadcasting revenue increased $22.5 million during the year ended December 31, 2025, as compared to the prior year, primarily due to additional streaming rights granted to our regional broadcast partner and contractual rate increases to comparable broadcast obligations. Retail and licensing revenue decreased $1.3 million during the year ended December 31, 2025, as compared to the prior year, due to the decrease in regular season home game attendance, partially offset by higher league-wide revenue. Other revenue, a component of baseball revenue, increased $8.5 million during the year ended December 31, 2025, as compared to the prior year, primarily due to an increase in events held at Truist Park, including concerts and other special events such as hosting two games for the Savannah Bananas.

Mixed-Use Development revenue. Mixed-Use Development revenue is derived from the mixed-use facilities and primarily includes rental income and to a lesser extent, parking revenue and sponsorships. For the year ended December 31, 2025, Mixed-Use Development revenue increased $30.1 million, as compared to the prior year, primarily due to a $27.1 million increase in rental income and a $2.0 million increase in sponsorship revenue. Increases in rental income for the year ended December 31, 2025, were primarily driven by new lease commencements and the in-place leases associated with the Acquisition, partially offset by various lease terminations.

Baseball operating costs. Baseball operating costs primarily include costs associated with baseball and stadium operations. For the year ended December 31, 2025, baseball operating expenses decreased $7.2 million, as compared to the prior year, primarily due to a $20.3 million decrease in major league player salaries and a $3.7 million decrease in variable concession and retail operating expenses, due to reduced attendance at regular season home games during 2025. These decreases were partially offset by a $5.6 million increase under MLB’s revenue sharing plan and other shared expenses, a $4.1 million increase in expenses for special events held at Truist Park, a $2.3 million increase in minor league related expenses, and a $1.3 million increase in broadcasting related expenses.

Mixed-Use Development costs. Mixed-Use Development costs primarily include costs associated with maintaining and operating the mixed-use facilities. During the year ended December 31, 2025, Mixed-Use Development costs increased $4.6 million, as compared to the prior year, primarily as a result of increases in operating costs associated with the assets within the Acquisition.

Selling, general and administrative, excluding stock-based compensation. Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $4.2 million for the year ended December 31, 2025, as compared to the prior year, primarily because of $3.8 million of increased property taxes, insurance and other professional fees.

Impairment expense. For the year ended December 31, 2025, impairment expense increased $30.1 million as compared to the prior year, due to the contract asset impairment associated with the termination of the long-term local broadcasting agreement. There was no impairment expense in the prior year.

Stock-based compensation. For the year ended year ended December 31, 2025, stock-based compensation decreased $0.9 million as compared to the prior year, primarily due to a reduction in average outstanding awards.

Depreciation and amortization. Depreciation and amortization increased $12.8 million for the year ended December 31, 2025, as compared to the prior year, primarily due to certain real estate assets purchased as part of the Acquisition and various assets being placed in service, partially offset by certain Baseball assets becoming fully depreciated.

Operating income (loss). Operating income (loss) improved $26.1 million during the year ended December 31, 2025, as compared to the prior year, due to the above explanations.

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

	Years ended December 31,
	2025	2024

	amounts in thousands
Operating income (loss)	$(13,527)	(39,665)
Impairment expense	30,131	—
Stock-based compensation	15,575	16,519
Depreciation and amortization	75,634	62,829
Adjusted OIBDA	$107,813	39,683

Adjusted OIBDA is summarized as follows:

	Years ended December 31,
	2025	2024

	amounts in thousands
Baseball	$51,104	6,625
Mixed-Use Development	68,527	45,448
Corporate and Other	(11,818)	(12,390)
Total	$107,813	39,683

Consolidated Adjusted OIBDA increased $68.1 million during the year ended December 31, 2025 as compared to the prior year.

Baseball Adjusted OIBDA increased $44.5 million during the year ended December 31, 2025 as compared to the prior year, primarily due to the fluctuations in baseball revenue and operating costs, as described above.

Mixed-Use Development Adjusted OIBDA increased $23.1 million during the year ended December 31, 2025 as compared to the prior year, primarily due to the increase in Mixed-Use Development revenue and costs, as described above.

Corporate and Other Adjusted OIBDA loss improved $0.6 million during the year ended December 31, 2025 as compared to the prior year, primarily due to decreased personnel costs and other professional fees.

Interest Expense. Interest expense increased $7.7 million during the year ended December 31, 2025 as compared to the prior year, primarily due to new borrowings related to the Acquisition and on construction related loans partially offset by a reduction in interest rates on the Company’s variable rate debt.

Share of earnings (losses) of affiliates, net. The following table presents our share of earnings (losses) of affiliates, net:

	Years ended December 31,
	2025	2024

	amounts in thousands
MLB Advanced Media, L.P.	$20,531	20,015
Baseball Endowment, L.P.	4,287	5,147
Other	4,615	5,298
Total	$29,433	30,460

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the Company’s interest rate swaps driven by changes in interest rates.

Other, net. Other, net income decreased $1.2 million during the year ended December 31, 2025, as compared to the prior year, primarily due to decreases in dividend and interest income.

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Years ended December 31,
	2025	2024

	amounts in thousands
Earnings (loss) before income taxes	$(24,112)	(35,941)
Income tax (expense) benefit	831	4,673

During the year ended December 31, 2025, the Company recognized a tax benefit less than the expected federal tax rate of 21% due primarily to executive compensation that is not deductible for tax purposes. During the year ended December 31, 2024, the Company recognized a tax benefit less than the expected federal tax rate of 21% due primarily to executive compensation that is not deductible for tax purposes.

Net earnings (loss). The Company had net losses of $23.3 million and $31.3 million for the years ended December 31, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in revenue, expenses and other gains and losses, as described above.

Liquidity and Capital Resources

As of December 31, 2025, the Company had $99.9 million of cash and cash equivalents. Substantially all of its cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

During the years ended December 31, 2025 and 2024, the Company’s primary uses of cash were payments to certain players and other employees pursuant to long-term employment agreements, capital expenditures including acquisitions, debt service and working capital requirements, funded primarily by cash from operations, distributions from equity method affiliates and new borrowings.

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

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs, including the Braves Club Trust (the “Club Trust”). The maximum amount available to the Club Trust under the LWCF was $125.0 million as of December 31, 2025 which remains undrawn. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2030.

MLB Facility Fund Revolver

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction. In May 2021, Braves Facility Fund LLC established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The commitment termination date, which is the repayment date for all amounts borrowed under the MLB facility fund – revolver, is July 10, 2030. The maximum amount available to Braves Facility Fund LLC under the MLB facility fund – revolver was $36.8 million as of December 31, 2025 and was fully drawn as of December 31, 2025.

TeamCo Revolver

A subsidiary of Braves Holdings is party to a Revolving Credit Agreement (the “TeamCo Revolver”), which provides revolving commitments of $150.0 million and matures in August 2029. The availability under the TeamCo Revolver as of December 31, 2025 was $115.0 million, net of $35.0 million drawn as of December 31, 2025.

See note 6 to the accompanying consolidated financial statements for a description of all indebtedness obligations.

Off-Balance Sheet Arrangements and Material Cash Requirements

Information concerning the amount and timing of material cash requirements, both accrued and off-balance sheet, as of December 31, 2025, is summarized below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years

	amounts in thousands
Long-term debt (1)	$741,091	215,347	205,779	206,135	113,830
Interest payments (2)	119,929	34,601	38,683	20,362	26,283
Employment agreements (3)	729,205	285,797	296,928	102,480	44,000
Lease obligations	161,485	12,232	20,714	19,024	109,515
Other obligations (4)	30,087	5,170	5,828	3,619	15,470
Total consolidated	$1,781,797	553,147	567,932	351,620	309,098
(1)	Amounts are stated at the face amount at maturity and do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on the Company’s outstanding debt at December 31, 2025, (ii) assume the interest rates on the Company’s variable rate debt remain constant at the December 31, 2025 rates, (iii) include any impacts of outstanding interest rate swaps and (iv) assume that its existing debt is repaid at maturity.
(3)	The Braves have entered into long-term employment contracts with certain of their players (current and former) and other employees. Amounts due under such contracts as of December 31, 2025 aggregated $729.2 million. In addition, certain players and other employees may earn incentive compensation under the terms of their employment contracts. The Braves are under no legal obligation to pay Major League player salaries during any period that players do not render services during a labor dispute.
(4)	Amounts include obligations for capital maintenance of Truist Park and software contracts.

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

As of December 31, 2025, the Company had $175.8 million of goodwill and $123.7 million of franchise rights. The Company’s goodwill and franchise rights are both entirely allocated to the Baseball reportable segment. The Company performs its annual assessment of the recoverability of its indefinite-lived intangible assets in the fourth quarter each year, or more frequently if events and circumstances indicate impairment may have occurred. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The accounting guidance also allows entities the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of its reporting units. The Company considers whether there are any negative macroeconomic conditions, industry-specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

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

As of December 31, 2025, we had $312.6 million aggregate principal amount of floating rate debt with a weighted average interest rate of 5.5% and $428.5 million aggregate principal amount of fixed rate debt with a weighted average interest rate of 4.9%.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Atlanta Braves Holdings, Inc. are filed under this Item, beginning on Page II-15. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and its Chief Financial Officer (the “Executives”), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II-11 for Management’s Report on Internal Control Over Financial Reporting.

See page II-12 for Report of Independent Registered Public Accounting Firm for their attestation regarding the effectiveness of our internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2025, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page II-12 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Atlanta Braves Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Atlanta Braves Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive earnings (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Atlanta Braves Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlanta Braves Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive earnings (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over certain baseball event revenue

As discussed in Note 2 to the consolidated financial statements, baseball event revenue and broadcasting revenue are two primary sources of baseball revenue. The Company derives a portion of baseball event revenue from gameday tickets and season ticket arrangements, for which performance obligations are satisfied as the related benefits are delivered to each customer during the regular season. When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The Company recognized baseball event revenue of $357.8 million for the year ended December 31, 2025, a portion of which related to gameday and season tickets.  The Company recorded a liability for deferred revenue and refundable tickets of $109.8 million as of December 31, 2025, a portion of which related to deferred revenue for gameday and season ticket sales.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over baseball event revenue related to gameday and season tickets. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to record baseball event revenue from gameday and season tickets. We involved IT professionals with specialized skills and knowledge, who assisted in testing controls related to the Company’s general information technology and application controls related to systems utilized within the revenue recognition process. We performed a software-assisted data analysis to test relationships among gameday and season ticket revenue transactions. For a selection of revenue transactions, we compared the amounts recognized for consistency with underlying documentation and performance obligations, including contracts with customers. For a sample of deferred revenue transactions, we compared the amounts for consistency with underlying documentation and performance obligations, including contracts with customers. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Atlanta, Georgia
February 26, 2026

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2025 and 2024

	2025	2024

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$99,884	110,144
Restricted cash	11,694	2,455
Accounts receivable and contract assets, net of allowance for credit losses of $343 and $238, respectively	33,566	49,991
Other current assets	13,563	16,556
Total current assets	158,707	179,146

Property and equipment, at cost (note 4)	1,266,030	1,161,803
Accumulated depreciation	(397,142)	(354,318)
	868,888	807,485

Investments in affiliates, accounted for using the equity method (note 5)	116,819	108,786
Intangible assets not subject to amortization:
Goodwill	175,764	175,764
Franchise rights	123,703	123,703
	299,467	299,467

Other assets, net	171,076	128,962
Total assets	$1,614,957	1,523,846

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Balance Sheets (continued)

December 31, 2025 and 2024

	2025	2024

	amounts in thousands,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$43,473	63,711
Deferred revenue and refundable tickets	109,829	111,851
Current portion of debt (note 6)	215,347	104,193
Other current liabilities	8,394	6,905
Total current liabilities	377,043	286,660

Long-term debt (note 6)	523,284	512,927
Finance lease liabilities (note 7)	98,566	103,845
Deferred income tax liabilities (note 9)	41,282	43,516
Pension liability (note 8)	1,758	6,558
Other noncurrent liabilities	34,842	34,116
Total liabilities	1,076,775	987,622
Equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; zero shares issued at December 31, 2025 and December 31, 2024	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,318,187 and 10,318,162 at December 31, 2025 and December 31, 2024, respectively	103	103
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 977,751 and 977,776 at December 31, 2025 and December 31, 2024, respectively	10	10
Series C common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 51,828,348 and 51,269,890 at December 31, 2025 and December 31, 2024, respectively	514	511
Additional paid-in capital	1,137,178	1,112,551
Accumulated other comprehensive earnings (loss), net of taxes	(2,743)	(3,352)
Retained earnings (deficit)	(609,012)	(585,644)
Total shareholders' equity	526,050	524,179
Noncontrolling interests in equity of subsidiaries	12,132	12,045
Total equity	538,182	536,224
Commitments and contingencies (note 13)
Total liabilities and equity	$1,614,957	1,523,846

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023

	amounts in thousands,
	except per share amounts
Revenue:
Baseball revenue	$635,060	595,430	581,671
Mixed-Use Development revenue	97,432	67,318	58,996
Total revenue	732,492	662,748	640,667
Operating costs and expenses:
Baseball operating costs	496,987	504,146	482,391
Mixed-Use Development costs	14,363	9,762	8,834
Selling, general and administrative, including stock-based compensation	128,904	125,676	124,902
Impairment expense	30,131	—	—
Depreciation and amortization	75,634	62,829	70,980
	746,019	702,413	687,107
Operating income (loss)	(13,527)	(39,665)	(46,440)
Other income (expense):
Interest expense	(46,440)	(38,789)	(37,673)
Share of earnings (losses) of affiliates, net (note 5)	29,433	30,460	26,985
Realized and unrealized gains (losses) on intergroup interests, net	—	—	(83,178)
Realized and unrealized gains (losses) on financial instruments, net	(1,001)	3,424	2,343
Gains (losses) on dispositions, net	—	—	2,309
Other, net	7,423	8,629	6,496
Earnings (loss) before income taxes	(24,112)	(35,941)	(129,158)
Income tax benefit (expense) (note 9)	831	4,673	3,864
Net earnings (loss)	(23,281)	(31,268)	(125,294)
Less net earnings (loss) attributable to noncontrolling interests	87	—	—
Net earnings (loss) attributable to Atlanta Braves Holdings' shareholders	$(23,368)	(31,268)	(125,294)
Basic net earnings (loss) attributable to Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$(0.37)	(0.50)	(2.03)
Diluted net earnings (loss) attributable to Atlanta Braves Holdings, Inc. shareholders per common share (note 2)	$(0.37)	(0.50)	(2.03)

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023

	amounts in thousands
Net earnings (loss)	$(23,281)	(31,268)	(125,294)
Other comprehensive earnings (loss), net of tax:
Unrealized holdings gains (loss) arising during the period	492	3,635	(3,506)
Share of other comprehensive earnings (loss) of affiliates	117	284	(7)
Other comprehensive earnings (loss), net of tax	609	3,919	(3,513)
Comprehensive earnings (loss)	(22,672)	(27,349)	(128,807)
Less comprehensive earnings (loss) attributable to noncontrolling interests	87	—	—
Comprehensive earnings (loss) attributable to Atlanta Braves Holdings, Inc. shareholders	$(22,759)	(27,349)	(128,807)

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(23,281)	(31,268)	(125,294)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	75,634	62,829	70,980
Stock-based compensation	15,575	16,519	13,221
Impairment expense	30,131	—	—
Share of (earnings) losses of affiliates, net	(29,433)	(30,460)	(26,985)
Realized and unrealized (gains) losses on intergroup interests, net	—	—	83,178
Realized and unrealized (gains) losses on financial instruments, net	1,001	(3,424)	(2,343)
(Gains) losses on dispositions, net	—	—	(2,309)
Deferred income tax expense (benefit)	(2,440)	(9,288)	(7,872)
Cash receipts from returns on equity method investments	21,150	21,602	22,450
Net cash received (paid) for interest rate swaps	2,265	5,794	5,104
Other charges (credits), net	6,547	1,855	1,218
Net change in operating assets and liabilities:
Current and other assets	(57,040)	(15,827)	(42,802)
Payables and other liabilities	(14,873)	(1,701)	13,080
Net cash provided by (used in) operating activities	25,236	16,631	1,626
Cash flows from investing activities:
Capital expended for property and equipment	(51,333)	(86,013)	(69,036)
Acquisition of real estate assets	(93,709)	—	—
Investments in equity method affiliates and equity securities	—	(334)	(125)
Other investing activities, net	6	40	110
Net cash provided by (used in) investing activities	(145,036)	(86,307)	(69,051)
Cash flows from financing activities:
Borrowings of debt	158,162	144,890	83,033
Repayments of debt	(41,493)	(102,415)	(56,187)
Contribution from noncontrolling interest	—	—	12,045
Proceeds (disbursements) from exercise of stock options and other stock issuances	9,055	6,412	(689)
Other financing activities, net	(6,945)	(4,329)	(5,873)
Net cash provided by (used in) financing activities	118,779	44,558	32,329
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,021)	(25,118)	(35,096)
Cash, cash equivalents and restricted cash at beginning of period	112,599	137,717	172,813
Cash, cash equivalents and restricted cash at end of period	$111,578	112,599	137,717

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Consolidated Statements of Equity

Years ended December 31, 2025, 2024 and 2023

							Accumulated
							other		Noncontrolling
					Former	Additional	comprehensive	Retained	interests
	Preferred	Common Stock			parent's	paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	investment	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2023	$—	—	—	—	732,350	—	(3,758)	(429,082)	—	299,510
Net earnings (loss)	—	—	—	—	—	—	—	(125,294)	—	(125,294)
Other comprehensive earnings (loss)	—	—	—	—	—	—	(3,513)	—	—	(3,513)
Stock-based compensation	—	—	—	—	6,294	6,877	—	—	—	13,171
Change in capitalization in connection with Atlanta Braves Holdings Split-Off	—	103	10	418	(724,115)	723,584	—	—	—	—
Tax sharing adjustment with Former parent	—	—	—	—	(7,354)	—	—	—	—	(7,354)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	12,045	12,045
Settlement of intergroup interest	—	—	—	86	—	361,195	—	—	—	361,281
Stock issuances and other, net	—	—	—	2	(7,175)	(2,031)	—	—	—	(9,204)
Balance at December 31, 2023	—	103	10	506	—	1,089,625	(7,271)	(554,376)	12,045	540,642
Net earnings (loss)	—	—	—	—	—	—	—	(31,268)	—	(31,268)
Other comprehensive earnings (loss)	—	—	—	—	—	—	3,919	—	—	3,919
Stock-based compensation	—	—	—	—	—	16,519	—	—	—	16,519
Stock issuances and other, net	—	—	—	5	—	6,407	—	—	—	6,412
Balance at December 31, 2024	—	103	10	511	—	1,112,551	(3,352)	(585,644)	12,045	536,224
Net earnings (loss)	—	—	—	—	—	—	—	(23,368)	87	(23,281)
Other comprehensive earnings (loss)	—	—	—	—	—	—	609	—	—	609
Stock-based compensation	—	—	—	—	—	15,575	—	—	—	15,575
Stock issuances and other, net	—	—	—	3	—	9,052	—	—	—	9,055
Balance at December 31, 2025	$—	103	10	514	—	1,137,178	(2,743)	(609,012)	12,132	538,182

See accompanying notes to consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and represent the combination of the historical financial information of the Liberty Braves Group until the date of the Split-Off. Although Atlanta Braves Holdings was reported as a combined company until the date of the Split-Off, all periods reported herein are referred to as consolidated. These financial statements refer to the consolidation of Braves Holdings, corporate cash and intergroup interests in the Braves Group (prior to settlement/extinguishment) as “Atlanta Braves Holdings,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. The Split-Off is accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty Braves common stock. The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and variable interest entities where the Company determines that it is the primary beneficiary. For consolidated entities where our ownership interest is less than 100%, noncontrolling ownership interests are reported in our consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Description of Business

Braves Holdings indirectly owns the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Atlanta Braves,” the “Braves,” the “club,” or the “team”). The Braves’ ballpark (“Truist Park” or the “Stadium”), is located in Cobb County, a suburb of Atlanta, and is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority. Braves Holdings, through affiliated entities and third-party development partners, has developed a significant portion of the land around and adjacent to Truist Park for a mixed-use development that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”).

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Atlanta Braves Holdings and Liberty with respect to and resulting from the Split-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Atlanta Braves Holdings and other agreements related to tax matters. Pursuant to the services agreement, Liberty provided Atlanta Braves Holdings with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Atlanta Braves Holdings reimbursed Liberty for direct, out-of-pocket expenses and paid a services fee to Liberty under the services agreement that was subject to adjustment quarterly, as necessary. Additionally, pursuant to the services agreement with Liberty and prior to the Corporate Governance Transition (as defined below), components of Liberty Chief Executive Officer’s compensation were either paid directly to him or reimbursed to Liberty, in each case, based on allocations set forth in the services agreement. The allocation percentage was 7% for Atlanta Braves Holdings during the period from July 18, 2023 to December 31, 2023 and was 8% during the period from January 1, 2024 through August 31, 2024, when the Corporate Governance Transition (as defined

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

below) occurred. On October 31, 2025, Atlanta Braves Holdings and Liberty mutually agreed to terminate the services agreement, as Atlanta Braves Holdings has fully assumed responsibility for the functions provided thereunder.

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

Under these various agreements, amounts reimbursable to Liberty aggregated $0.1 million for the year ended December 31, 2025, $4.6 million for the year ended December 31, 2024, and $1.8 million for the period from July 18, 2023 to December 31, 2023.

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

(2)Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents (Level 1) consist of highly liquid investments purchased with original maturities of three months or less. Cash equivalents aggregated $42.4 million and $39.0 million as of December 31, 2025 and 2024, respectively.

Restricted Cash

Restricted cash consists of cash on deposit that is restricted for the payment of certain debt and interest obligations, debt reserves, Stadium repair and maintenance reserves and Stadium lease payments.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

Accounts Receivable and Contract Assets, net of Allowance for Credit Losses

An account receivable is recorded when there is an unconditional right to consideration based on a contract with a customer. For certain types of contracts with customers, the Company may recognize revenue in advance of the contractual right to invoice the customer, resulting in an amount recorded to contract assets as required by Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Once the Company has an unconditional right to consideration under these contracts, the contract assets are reclassified to accounts receivable.

In late 2025 and early 2026, the parent of our local broadcasting partner, Main Street Sports Group, faced financial difficulties culminating in the failure to make contractual payments to various professional sport clubs, including the Braves. As a result, Braves Holdings terminated the Braves Broadcasting Agreement and recorded a $30.1 million contract asset impairment associated with the long-term local broadcasting agreement within the Company’s December 31, 2025 consolidated financial statements.

The table below details the opening and closing balances of accounts receivable and contract assets:

	Years ended December 31,
	2025	2024

	amounts in thousands
Accounts receivable, net of allowance for credit losses	$33,494	27,628
Contract assets	72	22,363
Total	$33,566	49,991

Accounts receivable and contract assets are reflected net of an allowance for credit losses. A summary of activity in the allowance for credit losses is as follows:

	Beginning of	Charged to		End of year
	year balance	expense	Write-Offs	balance

	amounts in thousands
2025	$238	31,043	(30,938)	343
2024	332	977	(1,071)	238
2023	$313	252	(233)	332

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

Investments

Braves Holdings or certain of its subsidiaries maintain investments in various entities, including certain MLB affiliates, Georgia Ballpark Hotel Company, LLC, and Battery Hotel Group, LLC.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. The Company performed a qualitative analysis during the fourth quarter of 2025 and concluded it was not more likely than not that an impairment existed.

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

Amateur Player Acquisition Rights

Amateur player acquisition rights consist of upfront payments to players that are capitalized and amortized using the straight-line method over their estimated useful lives. Such amounts are included in other assets, net in the consolidated balance sheets. Amortization of amateur player acquisition rights was approximately $12.8 million, $13.4 million and $11.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was included in depreciation and amortization expense in the consolidated statements of operations.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

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

Derivative Instruments and Hedging Activities

All of the Company’s derivatives, whether designated as hedging relationships or not, are recorded on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings or losses. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings (loss) in the consolidated statements of comprehensive earnings (loss) and are recognized in the consolidated statements of operations when the hedged item affects earnings or losses. Ineffective portions of changes in the fair value of cash flow hedges are recognized in net earnings (loss). If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in net earnings (loss). None of the Company’s derivatives are currently designated as hedges.

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

The Company recognizes the funded status of the Braves Holdings-sponsored defined-benefit pension plan as a net asset or liability and recognizes changes in that funded status in the year in which the changes occur through other comprehensive earnings (loss) in the consolidated statements of comprehensive earnings (loss) to the extent those changes are not included in net periodic cost. The funded status reported on the Company’s consolidated balance sheets as of December 31, 2025 and 2024 was measured as the difference between the fair value of plan assets and the projected benefit obligation.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

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

Significant portions of the transaction prices for Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $247.6 million in 2026, $211.0 million in 2027, $173.0 million in 2028, $285.4 million in 2029 through 2033 and $146.8 million thereafter, primarily recognized through 2041. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

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

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The primary source of the Company’s deferred revenue relates to suite and season ticket arrangements, as well as certain sponsorship arrangements. Deferred revenue is recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met. At December 31, 2025 and 2024, the Company had long-term deferred revenue of $18.9 million and $17.8 million, respectively, which were included in other noncurrent liabilities in the consolidated balance sheets. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $108.8 million, $99.8 million and $88.8 million, respectively, of revenue that was included in deferred revenue at the beginning of the respective year.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

The following table disaggregates Braves Holdings’ revenue by source:

	Years ended December 31,
	2025	2024	2023

	amounts in thousands
Baseball:
Baseball event	$357,849	347,925	339,485
Broadcasting	188,586	166,094	160,944
Retail and licensing	46,489	47,754	51,533
Other	42,136	33,657	29,709
Total Baseball	635,060	595,430	581,671
Mixed-Use Development	97,432	67,318	58,996
Total revenue	$732,492	662,748	640,667

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

Each Club has the right to authorize the television broadcast, within its home television territory, of games in which it participates, subject to certain exceptions. ANLBC had a long-term local broadcasting agreement with SportSouth, a subsidiary of Main Street Sports Group, LLC, the owner and operator of the FanDuel Sports Network South and FanDuel Sports Network Southeast video programming services, granting its regional cable networks the right to broadcast substantially all of the Braves games not otherwise selected for broadcast within the home television territory of the Braves by national broadcast partners (such agreement, as amended, the “Braves Broadcast Agreement”). Over the term of the agreement, ANLBC was entitled to receive payments, subject to the actual number of games broadcast during the term. Pursuant to the terms of the agreement, ANLBC received such rights fees in monthly installments from January through August of each year. The transaction price under the local television broadcast arrangement is variable in nature as certain provisions exist as to the consideration received in certain years. The Company estimated the entire transaction price of the contractual arrangements and recognized revenue allocated to each of the performance obligations within the

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

contractual arrangements as those performance obligations were satisfied. In estimating the transaction price, the Company considered the contractually agreed-upon fees as well as qualitative considerations with respect to the number of games expected to be broadcast. The resulting transaction price was allocated entirely to each contract year as stated in the contractual agreement and revenue was recognized using an output measure of progress toward satisfaction of the Company’s performance obligations within the contract year, as the underlying benefits were provided. As discussed above, the Braves Broadcast Agreement was terminated in January 2026. In Februray 2026, the Braves announced BravesVision, a multimedia platform owned and operated by the Company that will become the official local television home of the Braves beginning with the 2026 season..

The Company also participates in the revenue generated from national television and radio broadcast arrangements negotiated by the BOC on behalf of the Clubs with ESPN Inc., Turner Broadcasting System, Inc., Fox Broadcasting Company, NBC Universal Media, Sirius XM Satellite Radio and others (the “National Broadcast Rights”). Under the rules and regulations adopted by MLB, as well as a series of other agreements and arrangements that govern the operation and management of a Club, the BOC has the authority, acting as the agent on behalf of the Clubs, to enter into and administer all contracts for the sale of National Broadcast Rights. The transaction prices under national broadcasting rights arrangements are typically fixed and are allocated to each performance obligation within the contractual arrangements. The fixed license fees are allocated to each of the performance obligations within the contractual arrangements, based on the standalone selling price of the intellectual property. The resulting transaction price is allocated entirely to the rights provided for the related contract year, and revenue is recognized using an output measure of progress toward satisfaction of the Company’s performance obligations within the contract year, which is generally as games are made available for use under license agreement.

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

December 31, 2025, 2024 and 2023

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs aggregated $5.3 million, $5.0 million, and $5.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, and were recorded in the selling, general and administrative, including stock-based compensation expenses line in the consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 11, Atlanta Braves Holdings has granted to its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), restricted stock units (“RSUs”) and stock options to purchase shares of Atlanta Braves Holdings common stock (collectively, “Awards”). The Company measures the cost of employee services received in exchange for Awards based on the grant date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Awards). The Company estimates grant date fair value using the Black-Scholes valuation model. During the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense of $15.6 million, $16.5 million and $13.2 million, respectively. These amounts are included in selling, general and administrative, including stock-based compensation expense in the consolidated statements of operations.

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

December 31, 2025, 2024 and 2023

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

Earnings Attributable to Atlanta Braves Holdings Stockholders Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Atlanta Braves Holdings stockholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. There were no potentially dilutive shares of common stock excluded from diluted EPS for the years ended December 31, 2025 and 2024, and for the year ended December 31, 2023, there were 0.3 million potentially dilutive shares of common stock, because their inclusion would have been antidilutive.

	Years ended December 31,
	2025	2024	2023

	(numbers of shares in thousands)
Basic WASO	62,754	62,032	61,735
Potentially dilutive shares (1)	858	871	794
Diluted WASO	63,612	62,903	62,529

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The standard became effective for the December 31, 2025 consolidated financial statements. These additional disclosure requirements will be applied retrospectively to all prior periods presented in the consolidated financial statements and are located in notes 3 and 9.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

Recent Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The update provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for fiscal years beginning after December 15, 2027, including interim periods within the fiscal year therein, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on its consolidated financial statements.

(3)Supplemental Disclosures to Consolidated Statements of Cash Flows

	December 31,	December 31,	December 31,
	2025	2024	2023

	amounts in thousands
Cash paid for interest	$40,472	37,370	36,703
Cash paid (refunds received) for taxes:
Domestic federal	$220	4,736	2,344
Domestic state
Georgia	150	96	128
Other	47	96	38
International	312	308	304
Noncash activity:
Property and equipment expenditures incurred but not yet paid	$4,405	13,233	26,893

The following table reconciles cash and cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the total amount presented in its consolidated statements of cash flows:

	December 31,	December 31,	December 31,
	2025	2024	2023

	amounts in thousands
Cash and cash equivalents	$99,884	110,144	125,148
Restricted cash	11,694	2,455	12,569
Total cash, cash equivalents and restricted cash at end of period	$111,578	112,599	137,717

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

(4)Property and Equipment

Property and equipment consisted of the following:

	December 31, 2025			December 31, 2024
		Owned			Owned
		assets			assets
	Owned	available to		Owned	available to
	assets	be leased	Total	assets	be leased	Total

	amounts in thousands
Land	$19,333	47,500	66,833	18,583	22,891	41,474
Buildings and improvements	281,657	531,521	813,178	281,420	481,276	762,696
Leasehold improvements	102,281	70,405	172,686	85,293	67,863	153,156
Furniture and equipment	190,249	17,985	208,234	183,971	9,850	193,821
Construction in progress	1,493	3,606	5,099	6,865	3,791	10,656
Property and equipment, at cost	$595,013	671,017	1,266,030	576,132	585,671	1,161,803

Included within property and equipment is capitalized interest of $23.4 million as of both December 31, 2025 and 2024. Capitalized interest is recorded as part of an asset’s cost and depreciated over the asset’s useful life.

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $52.4 million, $44.2 million and $54.3 million, respectively.

(5)Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	December 31, 2025		December 31, 2024
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
MLBAM	3.3%	$59,422	54,235
BELP	3.3%	43,722	39,785
Other	50.0%	13,675	14,766
Total		$116,819	108,786

The following table presents the Company’s share of earnings (losses) of affiliates:

	Years ended December 31,
	2025	2024	2023

	amounts in thousands
MLBAM	$20,531	20,015	19,747
BELP	4,287	5,147	2,114
Other	4,615	5,298	5,124
Total	$29,433	30,460	26,985

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

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

At the time of the acquisition of ANLBC by a predecessor of Liberty in 2007, the fair value of the MLBAM investment exceeded ANLBC’s proportionate share of MLBAM’s net assets, resulting in excess basis in the investment in MLBAM. The excess basis as of December 31, 2025 and 2024 was indefinite lived and aggregated to approximately $10.3 million.

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

As required by GAAP, investments are classified within the level of the lowest significant input considered in determining fair value. In evaluating the level at which BELP’s investments have been classified, BELP management has assessed factors, including, but not limited to, price transparency, and the existence or absence of certain restrictions at the measurement date. BELP management generally classifies investments in exchange-traded equities, mutual funds, and exchange-traded funds as Level 1 investments, fixed-income securities as Level 2 investments, and classifies other investments without a readily determinable market price as Level 3 investments. Historically, BELP management has maintained less than 10% of the underlying investments in Level 3.

Other Affiliates

Braves Holdings has 50% interests in various joint ventures that were formed to develop, own and operate hotels within the Mixed-Use Development. The equity method of accounting is applied to these investments as Braves Holdings does not have the ability to direct the most significant activities that impact their economic performance. In addition, Braves Holdings records its share of the earnings (losses) of these investments on a three month lag.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

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

Balance Sheets

	December 31,	December 31,
	2025	2024

	amounts in thousands
Current assets	$845,067	760,756
Noncurrent assets	$3,045,649	2,798,352
Current liabilities	$593,699	501,899
Noncurrent liabilities	$483,666	517,990
Equity	$2,813,351	2,539,219

Statements of Operations

	Years ended December 31,
	2025	2024	2023

	amounts in thousands
Revenue	$1,607,869	1,516,898	1,445,756
Earnings (loss) before income taxes	$757,367	774,862	651,568
Net earnings (loss)	$753,808	764,330	642,333

As disclosed above, the Company records its share of the earnings (losses) of BELP and the other various joint ventures in which it holds a 50% interest on a lag. The aggregated amounts in the tables above include financial information for these affiliates based on the applicable lag.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

(6)Debt

Debt is summarized as follows:

	December 31,	December 31,
	2025	2024

	amounts in thousands
Baseball
League wide credit facility	$—	—
MLB facility fund – term	30,000	30,000
MLB facility fund – revolver	36,800	39,100
TeamCo revolver	35,000	—
Term debt	151,992	158,806
Mixed-Use Development
Credit facilities	143,592	126,924
Term debt	343,707	265,236
Deferred financing costs	(2,460)	(2,946)
Total debt	738,631	617,120
Debt classified as current	(215,347)	(104,193)
Total long-term debt	$523,284	512,927

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Braves Holdings also established a special purpose Delaware statutory trust, the Braves Club Trust (the “Club Trust”), and transferred, among other things, to the Club Trust its rights to receive distributions of revenue from the National Broadcasting Contracts, which secure borrowings under the LWCF. Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs. Major League Baseball Trust has granted Wells Fargo Bank, National Association, the collateral agent in respect of the LWCF, a first priority lien to secure the borrowings under the LWCF. The maximum amount available to the Club Trust under the LWCF was $125.0 million as of December 31, 2025. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2030.

Under the LWCF, the Club Trust can request a revolving credit advance in the form of a Term Secured Overnight Financing Rate (“SOFR”) or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by Term SOFR or Base Rate, plus an applicable margin. A Term SOFR Advance has a margin of 1.20% to 1.325%, based on the credit rating of Major League Baseball Trust. A Base Rate Advance bears interest at the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime, and (z) SOFR plus 1.00%, plus a margin of 0.200% to 0.325%, based on the credit rating of Major League Baseball Trust. Borrowings outstanding under the LWCF bore interest at a rate of 4.89% and 5.63% per annum as of December 31, 2025 and 2024, respectively. The LWCF also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolving credit facility.

MLB Facility Fund

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Braves Holdings also established a special purpose Delaware limited liability company, Braves Facility Fund LLC (“Braves Facility Fund”), and transferred to Braves Facility Fund its rights to receive distributions from

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

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

Revolver

In May 2021, Braves Facility Fund established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The maximum amount available to Braves Facility Fund under the MLB facility fund – revolver was $36.8 million as of December 31, 2025. The commitment termination date, which is the repayment date for all amounts borrowed under the revolving credit facility of the MLBFF, is July 10, 2030.

Under a credit agreement, Braves Facility Fund can request a revolving credit advance in the form of a Term SOFR or Base Rate Advance. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by a Term SOFR or Base Rate, plus an applicable margin. A Term SOFR Advance has a margin of 1.275% to 1.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. A Base Rate Advance bears interest as the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime rate, and (z) SOFR plus 1.00%, plus a margin of 0.275% to 0.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. Borrowings outstanding under the MLB facility fund – revolver bore interest at a rate of 4.96% and 5.71% per annum as of December 31, 2025 and 2024, respectively. The MLB facility fund – revolver also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolver.

TeamCo Revolver

In August 2022, a subsidiary of Braves Holdings amended a revolving credit agreement (the “TeamCo Revolver”) that provided for revolving commitments of $150.0 million. Under the agreement, Braves Holdings can request a revolving credit loan in the form of a SOFR or Base Rate Loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by Term SOFR or Base Rate, plus an applicable margin of 1.25% and 0.25%, respectively. The interest rate of a SOFR Loan bears interest at Term SOFR while the interest rate of a Base Rate Loan bears interest at the greater of (x) the prevailing Prime rate, (y) the prevailing Federal Funds rate plus 0.50%, and (z) Term SOFR plus 1.00%. The revolving commitment termination date, which is the repayment date for all amounts borrowed under such revolving credit facility, is August 2029. Borrowings outstanding under the TeamCo Revolver bore interest at a rate of 4.94% and 5.58% per annum as of December 31, 2025 and 2024, respectively, and had availability of $115.0 million as of December 31, 2025. The TeamCo Revolver also has a commitment fee of 0.20% per annum on the daily unused amount of the revolving loans. Under the TeamCo Revolver, Braves Holdings must maintain certain financial covenants, including a fixed-charge coverage ratio and total enterprise indebtedness.

Baseball Term Debt

In August 2016, a subsidiary of Braves Holdings entered into a senior secured permanent placement note purchase agreement for $200.0 million (the “Note Purchase Agreement”). The notes bear interest at 3.77% per annum and are scheduled to mature in September 2041. Braves Holdings makes principal and interest payments of $6.4 million

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

each March 30 and September 30. At December 31, 2025 and 2024, Braves Holdings had borrowings of $150.9 million and $157.6 million under the Note Purchase Agreement, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial and non-financial covenants, including debt service coverage ratios.

Mixed-Use Development Credit Facilities

In August 2016, a subsidiary of Braves Holdings entered into a $37.5 million construction loan agreement. The proceeds were primarily used to pay the construction costs of an entertainment building adjacent to the Stadium, as well as assist with continued development and construction of the Mixed-Use Development. Beginning December 15, 2020 and on each month thereafter, Braves Holdings made principal and interest payments of $0.2 million. In November 2024, this construction loan was amended, increasing the borrowing capacity to $40.0 million, of which approximately $6.0 million is not available for borrowing as of December 31, 2025, but is expected to be available once certain conditions are met. The amendment also extends the maturity to November 2029. Loans under the construction loan bear interest at SOFR plus 1.99% per annum. Borrowings outstanding under the construction loan bore interest at a rate of 5.68% and 6.32% as of December 31, 2025 and 2024, respectively. Beginning December 15, 2024 and on each month thereafter, Braves Holdings makes principal payments of $0.1 million in addition to interest in arrears. At December 31, 2025 and 2024, Braves Holdings had borrowings outstanding of $33.2 million and $33.8 million, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial covenants, including debt service coverage ratios.

In December 2022, a subsidiary of Braves Holdings entered into a $112.5 million construction loan agreement that has an initial maturity date of December 2026. The proceeds of the construction loan agreement were used to pay the construction costs of an office building adjacent to the Stadium. Loans under the construction loan bear interest at SOFR plus 2.00% per annum (subject to a reduction to 1.80% per annum if certain conditions are met). Borrowings outstanding under the construction loan bore interest at a rate of 5.69% and 6.33% as of December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, Braves Holdings had borrowings outstanding of $110.0 million and $92.5 million, respectively, under the construction loan, net of unamortized debt issuance costs.

Mixed-Use Development Term Debt

In May 2018, a subsidiary of Braves Holdings refinanced a construction loan with a $95.0 million term loan agreement. In April 2023, the term loan agreement was amended to change the reference rate on borrowings to daily simple SOFR. In May 2025, the term loan agreement was amended, extending the maturity to May 2026 and providing for two, twelve-month extension options, subject to certain conditions. Borrowings outstanding under the term loan bore interest at a rate of 5.01% and 5.66% as of December 31, 2025 and 2024, respectively. The full principal amount will be due at maturity. At both December 31, 2025 and 2024, Braves Holdings had borrowings of $95.0 million, under the term loan agreement, net of unamortized debt issuance costs. Pursuant to the May 2025 amendment, Braves Holdings must maintain certain non-financial covenants.

In June 2022, subsidiaries of Braves Holdings refinanced a construction loan agreement that was used to construct an office building within the Mixed-Use Development with a new term loan facility with $125.0 million in commitments, approximately $2.3 million of which is not available for borrowing as of December 31, 2025, but is expected to be available once certain conditions are met. The term loan agreement bears interest at one-month SOFR plus 2.10% per annum and is scheduled to mature on June 13, 2027. Borrowings outstanding under the term loan bore interest at a rate of 5.79% and 6.43% as of December 31, 2025 and 2024, respectively. Approximately $1.8 million of annual principal payments commenced in July 2024. At December 31, 2025 and 2024, Braves Holdings had borrowings outstanding of $119.8 million and $101.0 million under the term loan facility, respectively, net of unamortized debt issuance costs.

In May 2023, a subsidiary of Braves Holdings refinanced an $80.0 million construction loan agreement that was used to construct the retail portion of the Mixed-Use Development with a new term loan with $80.0 million in

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

commitments, approximately $8.3 million of which is not available for borrowing as of December 31, 2025, but is expected to be available once certain conditions are met. The term loan agreement bears interest at daily simple SOFR plus 2.50% per annum and is scheduled to mature on May 18, 2028. Borrowings outstanding under the term loan bore interest at a rate of 6.16% and 6.81% as of December 31, 2025 and 2024, respectively. Approximately $1.0 million of annual principal payments commence in June 2026. At December 31, 2025 and 2024, Braves Holdings had borrowings outstanding of $71.4 million and $68.3 million, respectively, net of unamortized debt issuance costs.

In March 2025, a subsidiary of Braves Holdings entered into a term loan agreement with $56.8 million in commitments. The term loan agreement bears interest at a one-month SOFR plus 2.00% per annum and is scheduled to mature in March 2030. The full principal amount will be due at maturity, and monthly interest payments commenced in May 2025. Borrowings outstanding under the term loan agreement bore interest at a rate of 5.69% as of December 31, 2025. At December 31, 2025, Braves Holdings has borrowings of $56.5 million under the term loan agreement, net of unamortized debt issuance costs.

Five Year Maturities

As of December 31, 2025, the principal maturities of outstanding debt obligations for each of the next five years are as follows (amounts in thousands):

2026	$215,347
2027	$127,301
2028	$78,478
2029	$89,322
2030	$116,813

Fair Value of Debt

The Company believes that the carrying amount of its debt with variable rates approximates fair value at December 31, 2025. Other fixed rate debt is considered to be carried at approximate fair value with the exception of the senior secured permanent placement notes, which was estimated to be approximately $129.4 million as of December 31, 2025, based on current U.S. treasury rates for similar financial instruments.

Debt Covenants

As of December 31, 2025, Braves Holdings was in compliance with all financial debt covenants.

Interest Rate Swaps (Level 2)

In May 2018, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $95.0 million, that matured on May 5, 2025. As of December 31, 2024, the fair value of the interest rate swap was an asset of $0.6 million.

In May 2022, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $100.0 million that matured on June 1, 2025. Effective March 2023, the notional amount began at $100.0 million and decreased to $97.8 million as of June 2025. As of December 31, 2024, the fair value of the interest rate swap was an asset of $0.7 million.

In June 2023, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $64.0 million, maturing on May 18, 2028. The interest rate swap became effective in June 2023. As

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

of December 31, 2025 and 2024, the fair value of the interest rate swap was a liability of $0.6 million and an asset of $0.6 million, respectively.

In April 2025, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $97.7 million, maturing on June 1, 2027. Effective June 2025, the notional amount began at $97.7 million and decreased to $96.6 million as of December 2025. The interest rate swap became effective in June 2025. As of December 31, 2025, the fair value of the interest rate swap was a liability of $0.2 million.

In May 2025, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $85.9 million, maturing on May 18, 2026. As of December 31, 2025, the fair value of the interest rate swap was a liability of $0.2 million.

Interest rate swaps are included within other current liabilities and other noncurrent liabilities, net as of December 31, 2025 and other current assets and other assets as of December 31, 2024 in the consolidated balance sheets and changes in the fair value of the interest rate swaps are recorded to realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations.

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

The Company’s leases have remaining lease terms of one to thirty-four years, some of which may include the option to extend for up to ten years, and some of which include options to terminate the leases within one year. The Company determines the lease term by assuming the exercise of any renewal and/or early termination options that are reasonably assured.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

The following table presents the components of lease expense:

	Years ended December 31
	2025	2024	2023

	amounts in thousands
Operating lease cost:
Long-term (fixed)	$1,645	1,606	682
Long-term (variable)	2,122	2,807	2,726
Short-term	5,827	6,244	5,165
Finance lease costs:
Depreciation of leased assets	18,346	19,164	30,447
Interest on lease liabilities	5,127	5,113	5,210
Net lease expense	$33,067	34,934	44,230

The remaining weighted average lease term and the weighted average discount rate were as follows:

	December 31,
	2025	2024	2023
Weighted average remaining lease term (years):
Operating leases	7.1	5.4	8.0
Finance leases	22.5	23.5	25.7
Weighted average discount rate:
Operating leases	5.8%	5.4%	4.3%
Finance leases	4.8%	4.8%	4.7%

Supplemental consolidated balance sheet information related to leases is as follows:

	December 31,
	2025	2024

	amounts in thousands
Operating leases:
Operating lease right-of-use assets (1)	$2,029	3,832

Current operating lease liabilities (2)	$1,358	1,475
Operating lease liabilities (3)	671	2,357
Total operating lease liabilities	$2,029	3,832
Finance leases:
Property and equipment, at cost	$503,498	485,576
Accumulated depreciation	(224,775)	(212,804)
Property and equipment, net	$278,723	272,772

Current finance lease liabilities (2)	$5,976	5,458
Finance lease liabilities	98,566	103,845
Total finance lease liabilities	$104,542	109,303
(1)	Included in other assets, net in the consolidated balance sheets.
(2)	Included in other current liabilities in the consolidated balance sheets.
(3)	Included in other noncurrent liabilities in the consolidated balance sheets.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2025	2024	2023

	amounts in thousands
Cash paid for amounts included in the measurement of lease
liabilities:
Operating cash flows from operating leases	$1,393	1,428	659
Operating cash flows from finance leases	$5,003	5,140	5,517
Financing cash flows from finance leases	$5,977	4,195	4,183
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20	2,529	670
Finance leases	$1,083	5,929	465

Future minimum payments under noncancelable operating leases and finance leases with initial terms of one year or more at December 31, 2025 consisted of the following:

	Operating leases	Finance leases

	amounts in thousands
2026	$1,441	10,791
2027	128	10,295
2028	53	10,238
2029	53	9,948
2030	53	8,970
Thereafter	850	108,665
Total lease payments	2,578	158,907
Less: implied interest	549	54,365
Present value of lease liabilities	$2,029	104,542

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

Deferred leasing costs consist primarily of capitalized third-party expenses in connection with lease originations. The Company records amortization of deferred leasing costs on a straight-line basis over the terms of the related leases or over the weighted-average remaining terms for in-place leases associated with acquisitions. Deferred lease costs are included in other noncurrent assets in the Company’s consolidated balance sheets. Amortization of deferred leasing costs

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

was approximately $3.3 million, $2.0 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was recorded in depreciation and amortization expense in the consolidated statements of operations.

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and overage rent based on tenant sales volume as of December 31, 2025, are as follows (amounts in thousands):

2026	$64,165
2027	63,929
2028	61,633
2029	60,411
2030	57,896
Thereafter	276,907
$584,941

(8)Pension and Other Benefit Plans

Braves Holdings participates in the Major League Baseball Players Pension Plan (the “Players’ Pension Plan”) which is a multiemployer defined-benefit pension plan covering players as well as certain coaches, managers, trainers and assistant trainers of the Clubs. The plan provides retirement, disability and death benefits for eligible participants based on specific eligibility/participation requirements, vesting periods and benefit formulas. The Players’ Pension Plan is identified by Employer Identification Number 51-0185287 and three-digit pension plan number 001. The Pension Protection Act of 2006 (the “PPA”) implemented requirements to categorize multiemployer pension plans based on funded status and other factors and impose certain restrictions on plans placed within a particular category. The Players’ Pension Plan has been certified as being in “green zone” status for the plan years commencing April 1, 2024 and 2023 and has not been categorized as endangered or critical since the implementation of the PPA. The risks to employers participating in a multiemployer plan are different from single employer plans in the following aspects:

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

The aggregate contribution to the Players’ Pension Plan and Players’ Welfare Plan is specified in the CBA (as defined in note 13) and divided equally among the Clubs so that each Club’s contribution is 3.33% of the total amount contributed each year. The total annual contribution is allocated between the Players’ Pension Plan and the Players’ Welfare Plan at the discretion of MLB’s Pension Committee and the MLBPA. Braves Holdings contributed approximately $6.8 million for each of the years ended December 31, 2025, 2024 and 2023 to the Players’ Pension Plan and the Players’ Welfare Plan, which is included as an expense within baseball operating costs in the consolidated statements of operations.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

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

The following table sets forth the Non-Uniformed Personnel Pension Plan’s benefit obligations, fair value of plan assets and funded status:

	December 31,
	2025	2024

	amounts in thousands
Projected benefit obligation:
Beginning of measurement period	$99,648	102,006
Service cost	2,540	3,061
Interest cost	5,791	5,386
Actuarial (gain) loss	3,069	(6,794)
Benefits paid	(3,898)	(3,545)
Other adjustments	(215)	(466)
End of measurement period	106,935	99,648
Fair value of plan assets:
Beginning of measurement period	93,090	86,784
Actual return on plan assets	11,399	5,442
Employer contributions	4,835	4,875
Benefits paid	(3,898)	(3,545)
Other adjustments	(249)	(466)
End of measurement period	105,177	93,090
Funded status	$(1,758)	(6,558)

For the year ended December 31, 2025, the benefit obligation loss was primarily due to a decrease in the discount rate. For the year ended December 31, 2024, the benefit obligation gain was primarily due to an increase in the discount rate.

Amounts recognized in the consolidated balance sheets consist of:

	December 31,
	2025	2024

	amounts in thousands
Pension liability	$(1,758)	(6,558)
Accumulated other comprehensive earnings (loss)	3,981	4,639
Net amount recognized	$2,223	(1,919)

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

Amounts recognized in accumulated other comprehensive (earnings) loss consist of the following:

	December 31,
	2025	2024	2023

	amounts in thousands
Net actuarial loss	$3,802	4,426	9,270
Prior service cost	179	213	247
Accumulated other comprehensive earnings (loss)	$3,981	4,639	9,517

The accumulated benefit obligation for the Non-Uniformed Personnel Pension Plan was $103.1 million, $95.2 million and $97.0 million at December 31, 2025, 2024 and 2023, respectively. Net periodic benefit cost recognized was as follows:

	Years ended December 31,
	2025	2024	2023

	amounts in thousands
Components of net periodic benefit cost:
Service cost	$2,540	3,061	3,177
Interest cost	5,791	5,386	5,329
Expected return on plan assets	(7,785)	(7,433)	(7,491)
Amortization of:
Prior service cost	67	34	34
Actuarial loss (gain)	80	41	(84)
	$693	1,089	965

Braves Holdings expects to contribute $5.6 million to the Non-Uniformed Personnel Pension Plan in 2026. The benefits expected to be paid from the plan in each year 2026 through 2030 are $4.5 million, $4.8 million, $5.2 million, $5.6 million and $6.5 million, respectively. The aggregate benefits expected to be paid in the five years from 2031 through 2035 are $34.8 million. The expected benefits are based on the same assumptions used to measure Braves Holdings’ benefit obligation at December 31, 2025 and include estimated future employee service.

Weighted average assumptions used to determine benefit obligations are as follows:

	December 31,
	2025	2024
Discount rate	5.60%	5.75%
Rate of compensation increase	4.55%	4.64%

Weighted average assumptions used to determine net benefit cost are as follows:

	Years ended December 31,
	2025	2024	2023
Discount rate	5.75%	5.20%	5.50%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	4.55%	4.64%	4.74%

The discount rate assumptions reflect the rates at which Braves Holdings believes the benefit obligations could be effectively settled. The discount rates were determined based on the yield for a portfolio of high-quality corporate bonds

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

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

The assets of the Non-Uniformed Personnel Pension Plan are invested in shares of the Major League Baseball Pension Master Trust. The following is the asset allocation for the underlying assets held by the master trust:

	December 31,
	2025	2024
Domestic equities	21%	23%
Fixed income	50	48
International equities	13	13
Hedge funds	16	15
Cash equivalents	—	1
Total	100%	100%

Target asset
allocation
Domestic equities	22%
Fixed income	50
International equities	13
Hedge funds	15
Cash equivalents	—
Total	100%

The assets held by the Major League Baseball Pension Master Trust are reported at fair value. All assets, except for hedge funds and certain investments in equities and fixed-income securities made through common and collective trusts, are Level 1 assets that are actively traded and valued using quoted prices for identical securities from the market exchanges. As of December 31, 2025 and 2024, the fair value of Level 1 master trust assets attributable to Braves Holdings’ sponsored plan was $1.2 million and $7.2 million, respectively. As of December 31, 2025 and 2024, the fair value of Level 2 master trust assets attributable to Braves Holdings’ sponsored plan was $86.9 million and $71.7 million, respectively. Investments in hedge funds of $17.1 million and $14.2 million as of December 31, 2025 and 2024, respectively, are measured at NAV.

Certain employees of Braves Holdings participate in a Company sponsored 401(k) Savings Plan (the “401(k) Plan”). Braves Holdings makes matching contributions to the 401(k) Plan based on a percentage of the amount contributed by its employees. For the years ended December 31, 2025, 2024 and 2023, Braves Holdings’ contributions to the 401(k) Plan aggregated to $4.8 million, $4.0 million and $2.8 million, respectively.

(9)Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Prior to the Split-Off, the Company was included in the federal consolidated income tax returns of Liberty. The tax provision included in these consolidated financial statements has been prepared on a stand-alone basis, as if the Company was not part of the consolidated Liberty tax group.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

Income tax benefit (expense) consists of:

	Years ended December 31,
	2025	2024	2023

	amounts in thousands
Current:
Federal	$(1,255)	(4,182)	(3,689)
State	(42)	(124)	(14)
Foreign	(312)	(309)	(305)
	(1,609)	(4,615)	(4,008)
Deferred:
Federal	3,400	6,147	7,887
State	(960)	3,141	(15)
Foreign	—	—	—
	2,440	9,288	7,872
Income tax benefit (expense)	$831	4,673	3,864

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal statutory rate of 21% as a result of the following:

	Years ended December 31,
	2025		2024		2023

	amounts in thousands
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Computed expected U.S. federal statutory tax benefit (expense)	$5,064	21.0%	7,548	21.0%	27,123	21.0%
State tax benefit (expense), net of federal benefit (expense)(1)	(993)	(4.1)	2,383	6.6	(23)	—
Foreign Tax Effects	(247)	(1.0)	(244)	(0.7)	(241)	(0.2)
Tax Credits	189	0.8	(235)	(0.7)	(259)	(0.2)
Nontaxable or Nondeductible Items
Intergroup interest	—	—	—	—	(17,467)	(13.5)
Executive compensation	(6,497)	(26.9)	(4,610)	(12.8)	(1,966)	(1.5)
Nondeductible transaction costs	—	—	—	—	(2,507)	(1.9)
Stock-based compensation	2,221	9.2	778	2.2	561	0.4
Meals and entertainment	(1,336)	(5.5)	(1,112)	(3.1)	(1,066)	(0.8)
Other	(75)	(0.3)	165	0.5	(291)	(0.2)
Other adjustments
Accrued compensation - personnel expenses	1,818	7.5	—	—	—	—
Accrued compensation - pension	838	3.5	—	—	—	—
Intangible assets	290	1.2
Other	(441)	(1.8)	—	—	—	—
Income tax benefit (expense)	$831	3.4%	4,673	13.0%	3,864	3.0%
(1)	State taxes in Georgia made up the majority (greater than 50 percent) of the tax effect in this category.

During the year ended December 31, 2025, the Company recognized a tax benefit less than the expected federal tax rate of 21% due primarily to executive compensation that is not deductible for tax purposes.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2025	2024

	amounts in thousands
Deferred tax assets:
Finance lease obligation	$25,061	26,741
Interest, tax loss, and credit carryforwards	18,267	22,153
Stock-based compensation	1,783	1,821
Capitalized R&D	88	2,647
Deferred revenue	1,301	—
Other	9,874	5,782
Total deferred tax assets	56,374	59,144
Valuation allowance	(699)	—
Deferred tax assets, net of valuation allowance	55,675	59,144
Deferred tax liabilities:
Property and equipment, net	42,091	45,641
Intangible assets	38,387	33,153
Investments	11,765	8,081
Contract assets	—	10,797
Accrued compensation	3,230	3,678
Other	1,484	1,310
Total deferred tax liabilities	96,957	102,660
Net deferred tax liabilities	$(41,282)	(43,516)

At December 31, 2025, the Company had a deferred tax asset of $18.3 million for federal and state net operating losses (“NOLs”) and federal and state interest expense carryforwards. The Company has $1.6 million of federal and $3.9 million of state NOLs, $11.7 million of interest expense that may be carried forward indefinitely and $0.9 million of state NOLs that will expire on various dates through 2044. These carryforwards are expected to be utilized in future periods, with the exception of certain jurisdictions where the Company concluded that it is not more likely than not to be able to utilize and, as such, a valuation allowance should be recorded. The valuation allowance for these carryforwards was $0.7 million for the year ended December 31, 2025.

As of December 31, 2025, 2024 and 2023, no unrecognized tax benefits have been recorded. As of December 31, 2025, Liberty’s tax years prior to 2022 are closed for federal income tax purposes. Liberty’s 2022 tax year has been audited by the Internal Revenue Service (the “IRS”) and its 2023 tax year is currently under examination by the IRS. The Company’s 2023 tax year has not been audited by the IRS. The IRS is reviewing the Company’s 2024 tax year as part of the IRS’s compliance assurance process audit program. Various states are currently examining Liberty’s prior years’ state income tax returns. The Company does not expect the ultimate disposition of these audits to have a material adverse effect on the Company’s financial position or results of operations. The Company is not under audit in any state or local jurisdiction.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

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

As of December 31, 2025, no shares of preferred stock were issued and 50 million shares of preferred stock are authorized, which are undesignated as to series.

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

As of December 31, 2025, 2.6 million shares of Series C common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

(11) Stock-Based Compensation

The Company recorded stock-based compensation expense of $15.6 million, $16.5 million and $13.2 million during the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are included in selling, general and administrative expense, including stock-based compensation in the consolidated statements of operations.

Incentive Plans

Prior to the Split-Off and pursuant to the Liberty Media Corporation 2022 Omnibus Incentive Plan, Liberty granted, to certain of its directors, employees and employees of its subsidiaries, RSAs, RSUs and stock options to purchase shares of Liberty Braves common stock. At the time of the Split-Off, the Awards were exchanged into RSAs, RSUs and stock options to purchase shares of Atlanta Braves Holdings common stock.

Subsequent to the Split-Off, the Company can grant, to its directors, employees and employees of its subsidiaries, RSAs, RSUs and stock options to purchase shares of its common stock, under the Atlanta Braves Holdings 2023 Omnibus Incentive Plan (the “2023 Plan”) and may grant Awards in respect of a maximum of 7.25 million shares of Atlanta Braves Holdings common stock.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

Grants of Awards

Awards granted in 2025, 2024 and 2023 are summarized as follows:

	Years ended December 31,
	2025		2024		2023
	Awards	Weighted	Awards	Weighted	Awards	Weighted
	granted	average	granted	average	granted	average
	(000’s)	GDFV	(000’s)	GDFV	(000’s)	GDFV
Series C Atlanta Braves Holdings common stock options, Braves employees (1)	—	$—	—	$—	476	$14.81
Series C Atlanta Braves Holdings common stock options, Liberty employees and directors (2)	—	$—	—	$—	90	$14.78
Series C Liberty Braves common stock options, Liberty employees and directors (2)	—	$—	—	$—	3	$14.24
Series C Atlanta Braves Holdings common stock RSUs, Braves employees and directors (2)	272	$38.61	122	$40.00	411	$37.14
Series C Atlanta Braves Holdings common stock RSUs, Liberty employees and directors (3)	—	$—	20	$38.58	44	$37.40
Series C Atlanta Braves Holdings common stock RSUs, Liberty CEO (5)	—	$—	35	$38.58	—	$—
Series C Liberty Braves common stock RSUs, Liberty employees and directors (4)	—	$—	—	$—	19	$34.51
Series C Liberty Braves common stock RSUs, Liberty CEO (5)	—	$—	—	$—	31	$34.44
Series C Atlanta Braves Holdings common stock RSUs, Braves employees (6)	528	$45.95	—	$—	—	$—
(1)	Vests annually over three years.
(2)	Mainly vests between one and three years for employees and in one year for directors.
(3)	Mainly vests annually over three years for employees and in one year for directors.
(4)	Mainly vests in one year for directors and one year from the month of grant for employees, subject to the satisfaction of certain performance objectives.
(5)	Cliff vests one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the Company’s compensation committee.
(6)	Cliff vests between 0% to 200% on December 31, 2027, subject to the satisfaction of certain performance objectives and based on an amount determined by the Company’s compensation committee.

For Awards that are performance-based, performance objectives are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

The Company did not grant any options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock during the years ended December 31, 2025, 2024 and 2023.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes valuation model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2023, the range of expected terms was 5.55 to 5.58 years. The volatility used in the calculation for Awards is based on the historical volatility of Atlanta Braves Holdings common stock (and previously, Liberty Braves common stock). For grants made in 2023, the range of volatilities was 33.3% to 33.8%. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options. There were no grants of stock options made in 2025 or 2024.

Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Atlanta Braves Holdings common stock, granted to certain officers, employees and directors, as well as the weighted average remaining life and aggregate intrinsic value of the options.

	Series C
			Weighted		Aggregate
			average		intrinsic
	Atlanta Braves Holdings		remaining		value
	options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2025	2,936	$28.75
Granted	—	$—
Exercised	(345)	$28.02
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2025	2,591	$28.84	2.4	years	$27
Exercisable at December 31, 2025	2,433	$28.28	2.3	years	$27

As of December 31, 2025, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock.

As of December 31, 2025, the total unrecognized compensation cost related to unvested Atlanta Braves Holdings Awards was approximately $34.7 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.3 years.

As of December 31, 2025, 2.6 million shares of Series C Atlanta Braves Holdings common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all Atlanta Braves Holdings Series C stock options and Liberty Braves Series A and Series C stock options, on a combined basis, exercised during the years ended December 31, 2025, 2024 and 2023 was $5.1 million, $7.6 million and $2.5 million, respectively.

RSAs and RSUs

The Company had approximately 0.9 million unvested RSUs of Atlanta Braves Holdings common stock held by certain directors, officers and employees as of December 31, 2025. These Series C unvested RSUs of Atlanta Braves Holdings common stock had a weighted average GDFV of $31.19 per share.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

The aggregate fair value of all RSAs and RSUs of Atlanta Braves Holdings common stock and Liberty Braves common stock, on a combined basis, that vested during the years ended December 31, 2025, 2024 and 2023 was $9.2 million, $13.9 million and $6.1 million, respectively.

(12) Related-Party Transactions

During the years ended December 31, 2025, 2024 and 2023, the Company recognized expenses of approximately $2.7 million, $2.1 million and $1.9 million, respectively, from MLBAM for the reimbursement of certain centralized services performed by MLBAM. These amounts are included in selling, general and administrative, including stock-based compensation in the consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Company also recognized insignificant revenue and expenses related to transactions with other equity method affiliates.

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

For the years ended December 31, 2025, 2024 and 2023, Braves Holdings incurred $48.6 million, $42.3 million and $26.0 million, respectively, in revenue sharing, which is included as an expense within baseball operating costs in the consolidated statements of operations.

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of December 31, 2025, amounts payable annually under such contracts aggregated to $285.8 million in 2026, $171.4 million in 2027, $125.5 million in 2028, $63.3 million in 2029, $39.2 million in 2030 and $44.0 million, combined, thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

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

(14)Acquisition

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

Total tangible assets are recorded in property and equipment, at cost in the consolidated balance sheets while total definite-lived intangible assets are recorded in other assets, net in the consolidated balance sheets.

(15) Segment Information

The Company, through its ownership of Braves Holdings, is primarily engaged in the entertainment and real estate industries. The Company’s chief operating decision maker (the “CODM”), the chief executive officer, evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA (as defined below). In addition, the Company reviews nonfinancial measures such as attendance, viewership and social media. The financial measures utilized by our CODM do not consider intersegment revenue and expenses and additionally, the CODM does not utilize assets presented on a segment basis to make decisions on allocating resources. As such, neither intersegment activity nor segment assets are presented herein.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

Performance Measures

	December 31, 2025
	amounts in thousands
	Baseball	Mixed-Use Development	Total

Revenue from external customers	$635,060	$97,432	$732,492

Less: (1)
Baseball operating costs	496,987	—
Mixed-Use Development costs	—	14,363
Other segment items (2)	86,969	14,542
Segment Adjusted OIBDA	51,104	68,527	$119,631

Reconciliation of Adjusted OIBDA
Corporate and other unallocated costs			(11,818)
Impairment expense			(30,131)
Stock-based compensation			(15,575)
Depreciation and amortization			(75,634)
Operating income (loss)			$(13,527)
Interest expense			(46,440)
Share of earnings (losses) of affiliates, net			29,433
Realized and unrealized gains (losses) on intergroup interests, net			—
Realized and unrealized gains (losses) on financial instruments, net			(1,001)
Gains (losses) on dispositions, net			—
Other, net			7,423
Earnings (loss) before income taxes			$(24,112)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

	December 31, 2024
	amounts in thousands
	Baseball	Mixed-Use Development	Total

Revenue from external customers	$595,430	$67,318	$662,748

Less: (1)
Baseball operating costs	504,146	—
Mixed-Use Development costs	—	9,762
Other segment items (2)	84,659	12,108
Segment Adjusted OIBDA	6,625	45,448	$52,073

Reconciliation of Adjusted OIBDA
Corporate and other unallocated costs			(12,390)
Impairment expense			—
Stock-based compensation			(16,519)
Depreciation and amortization			(62,829)
Operating income (loss)			$(39,665)
Interest expense			(38,789)
Share of earnings (losses) of affiliates, net			30,460
Realized and unrealized gains (losses) on intergroup interests, net			—
Realized and unrealized gains (losses) on financial instruments, net			3,424
Gains (losses) on dispositions, net			—
Other, net			8,629
Earnings (loss) before income taxes			$(35,941)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Consolidated Financial Statements (continued)

December 31, 2025, 2024 and 2023

	December 31, 2023
	amounts in thousands
	Baseball	Mixed-Use Development	Total

Revenue from external customers	$581,671	$58,996	$640,667

Less: (1)
Baseball operating costs	482,391	—
Mixed-Use Development costs	—	8,834
Other segment items (2)	78,619	10,663
Segment Adjusted OIBDA	20,661	39,499	$60,160

Reconciliation of Adjusted OIBDA
Corporate and other unallocated costs			(22,399)
Impairment expense			—
Stock-based compensation			(13,221)
Depreciation and amortization			(70,980)
Operating income (loss)			$(46,440)
Interest expense			(37,673)
Share of earnings (losses) of affiliates, net			26,985
Realized and unrealized gains (losses) on intergroup interests, net			(83,178)
Realized and unrealized gains (losses) on financial instruments, net			2,343
Gains (losses) on dispositions, net			2,309
Other, net			6,496
Earnings (loss) before income taxes			$(129,158)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2026:

Item 10.Directors, Executive Officers and Corporate Governance

Information related to our directors, executive officers, corporate governance and insider trading policies and procedures will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.Executive Compensation

Information related to executive compensation will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to the beneficial ownership of our common stock will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Information related to certain relationships and related transactions and director independence will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services

Information related to principal accountant fees and services will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

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

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1

Reorganization Agreement, dated as of June 28, 2023, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on July 18, 2023 (the “July 2023 8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the July 2023 8-K).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the July 2023 8-K).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024 (the “February 2024 10-K”)).

iv-1

10 - Material Contracts:

10.1+	Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Amendment No. 2 to the Registrant’s Form S-4 filed on April 6, 2023 (the “S-4”)).

10.2+	Atlanta Braves Holdings, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.2 of the S-4).

10.3+

Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.7 to the Amendment No. 3 to the Registrant’s Form S-4 filed on April 28, 2023).

10.4

Stadium Operating Agreement, dated May 27, 2014, by and among Braves Stadium Company, LLC, Cobb-Marietta Coliseum and Exhibit Hall Authority and Cobb County, Georgia (incorporated by reference to Exhibit 10.9 of the S-4).

10.5	Tax Sharing Agreement, dated as of July 18, 2023, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.1 of the July 2023 8-K).

10.6	Services Agreement, dated as of July 18, 2023, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.2 of the July 2023 8-K).

10.7+	Form of Restricted Stock Units Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.10 of the Registrant’s Form S-1 filed on September 8, 2023 (the “S-1”)).

10.8+	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.11 of the Form S-1).

10.9+

Form of Non-Qualified Stock Option Agreement under the Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan, as amended from time to time, for certain officers of the company and Atlanta Braves (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 8, 2024 (the “2024 First Quarter 10-Q”)).

10.10+

Form of Restricted Stock Unit Agreement under the Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan, as amended from time to time, for certain officers of the company and Atlanta Braves (incorporated by reference to Exhibit 10.2 to the 2024 First Quarter 10-Q).

10.11+

Form of Performance Restricted Stock Unit Agreement under the Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan, as amended from time to time, for certain officers of the company and Atlanta Braves (incorporated by reference to Exhibit 10.3 to the 2024 First Quarter 10-Q).

10.12+

Employment Agreement, dated March 6, 2023 by and between Atlanta National League Baseball Club, LLC and Jill Robinson (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 3, 2025 (the “March 2025 10-K”).

10.13+	Employment Agreement, dated January 1, 2023 by and between Atlanta National League Baseball Club, LLC and Derek Schiller (incorporated by reference to Exhibit 10.16 to the March 2025 10-K).

10.14+	Employment Agreement, dated March 15, 2023 by and between Atlanta National League Baseball Club, LLC and Mike Plant (incorporated by reference to Exhibit 10.17 to the March 2025 10-K).

iv-2

10.15+	Employment Agreement, dated March 6, 2023 by and between Atlanta National League Baseball Club, LLC and Greg Heller (incorporated by reference to Exhibit 10.18 to the March 2025 10-K).

10.16+

Form of Performance Stock Unit Agreement under the Atlanta Braves Holdings, Inc. 2023 Omnibus Incentive Plan, as amended from time to time, for certain officers and employees of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed on August 7, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the March 2025 10-K).

21	Subsidiaries of Atlanta Braves Holdings, Inc.*

23.1	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

97	Atlanta Braves Holdings, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the February 2024 10-K).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ATLANTA BRAVES HOLDINGS, INC.

Date: February 26, 2026	By:	/s/ TERENCE F. MCGUIRK
Terence F. McGuirk Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2026	By:	/s/ JILL L. ROBINSON
Jill L. Robinson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TERENCE F. MCGUIRK	Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2026
Terence F. McGuirk

/s/ JILL L. ROBINSON	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2026
Jill L. Robinson

/s/ BRIAN M. DEEVY	Director	February 26, 2026
Brian M. Deevy

/s/ WONYA Y. LUCAS	Director	February 26, 2026
Wonya Y. Lucas

/s/ DIANA M. MURPHY	Director	February 26, 2026

Diana M. Murphy