Form 10-Q
period 2026-03-31
Atlanta Braves Holdings, Inc.
filed 2026-05-11
CIK 1958140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Atlanta Braves Holdings, Inc. common stock as of April 30, 2026 was:

	Series A	Series B	Series C
Atlanta Braves Holdings, Inc. common stock	10,318,187	977,751	52,847,883

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2026	2025

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$135,197	99,884
Restricted cash	33,661	11,694
Accounts receivable and contract assets, net of allowances for credit losses of $343 at both March 31, 2026 and December 31, 2025	29,909	33,566
Other current assets	25,870	13,563
Total current assets	224,637	158,707

Property and equipment, at cost (note 3)	1,280,653	1,266,030
Accumulated depreciation	(406,771)	(397,142)
	873,882	868,888

Investments in affiliates, accounted for using the equity method (note 4)	116,299	116,819
Intangible assets not subject to amortization:
Goodwill	175,764	175,764
Franchise rights	123,703	123,703
	299,467	299,467

Prepaid pension asset	524	—
Other assets, net	172,447	171,076
Total assets	$1,687,256	1,614,957

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	March 31,	December 31,
	2026	2025

	amounts in thousands,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$85,716	43,473
Deferred revenue and refundable tickets	181,396	109,829
Current portion of debt (note 5)	215,745	215,347
Other current liabilities	8,023	8,394
Total current liabilities	490,880	377,043

Long-term debt (note 5)	493,432	523,284
Finance lease liabilities	99,855	98,566
Deferred income tax liabilities	30,844	41,282
Pension liability	—	1,758
Other noncurrent liabilities	41,093	34,842
Total liabilities	1,156,104	1,076,775
Equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; zero shares issued at March 31, 2026 and December 31, 2025	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,318,187 at both March 31, 2026 and December 31, 2025	103	103
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 977,751 at both March 31, 2026 and December 31, 2025	10	10
Series C common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 52,845,420 and 51,828,348 at March 31, 2026 and December 31, 2025, respectively	524	514
Additional paid-in capital	1,170,556	1,137,178
Accumulated other comprehensive earnings (loss), net of taxes	(2,735)	(2,743)
Retained earnings (deficit)	(649,494)	(609,012)
Total shareholders' equity	518,964	526,050
Noncontrolling interests in equity of subsidiaries	12,188	12,132
Total equity	531,152	538,182
Commitments and contingencies (note 7)
Total liabilities and equity	$1,687,256	1,614,957

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2026	2025

	amounts in thousands,
	except per share amounts
Revenue:
Baseball revenue	$45,746	28,621
Mixed-Use Development revenue	26,261	18,590
Total revenue	72,007	47,211
Operating costs and expenses:
Baseball operating costs	56,616	48,763
Mixed-Use Development costs	4,258	2,408
Selling, general and administrative, including stock-based compensation	35,258	27,235
Depreciation and amortization	17,126	13,257
	113,258	91,663
Operating income (loss)	(41,251)	(44,452)
Other income (expense):
Interest expense	(11,170)	(10,344)
Share of earnings (losses) of affiliates, net (note 4)	(320)	322
Realized and unrealized gains (losses) on financial instruments, net	927	(637)
Other, net	1,194	1,213
Earnings (loss) before income taxes	(50,620)	(53,898)
Income tax benefit (expense)	10,194	12,507
Net earnings (loss)	(40,426)	(41,391)
Less net earnings (loss) attributable to noncontrolling interests	56	—
Net earnings (loss) attributable to Atlanta Braves Holdings' shareholders	$(40,482)	(41,391)
Basic net earnings (loss) attributable to Atlanta Braves Holdings' shareholders per common share (note 2)	$(0.63)	(0.66)
Diluted net earnings (loss) attributable to Atlanta Braves Holdings' shareholders per common share (note 2)	$(0.63)	(0.66)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Net earnings (loss)	$(40,426)	(41,391)
Other comprehensive earnings (loss), net of tax:
Unrealized holdings gains (loss) arising during the period	8	8
Other comprehensive earnings (loss), net of tax	8	8
Comprehensive earnings (loss)	(40,418)	(41,383)
Less comprehensive earnings (loss) attributable to noncontrolling interests	56	—
Comprehensive earnings (loss) attributable to Atlanta Braves Holdings, Inc. shareholders	$(40,474)	(41,383)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(40,426)	(41,391)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,126	13,257
Stock-based compensation	6,568	2,646
Share of (earnings) losses of affiliates, net	320	(322)
Realized and unrealized (gains) losses on financial instruments, net	(927)	637
Deferred income tax expense (benefit)	(10,438)	(12,582)
Cash receipts from returns on equity method investments	200	200
Net cash received (paid) for interest rate swaps	(6)	891
Other charges (credits), net	479	1,955
Net change in operating assets and liabilities:
Current and other assets	(13,034)	6,717
Payables and other liabilities	102,619	123,762
Net cash provided by (used in) operating activities	62,481	95,770
Cash flows from investing activities:
Capital expended for property and equipment	(8,630)	(19,516)
Other investing activities, net	5	(2,001)
Net cash provided by (used in) investing activities	(8,625)	(21,517)
Cash flows from financing activities:
Borrowings of debt	—	85,502
Repayments of debt	(29,688)	(4,536)
Proceeds (disbursements) from exercise of stock options and other stock issuances	26,820	679
Other financing activities, net	6,292	(1,506)
Net cash provided by (used in) financing activities	3,424	80,139
Net increase (decrease) in cash, cash equivalents and restricted cash	57,280	154,392
Cash, cash equivalents and restricted cash at beginning of period	111,578	112,599
Cash, cash equivalents and restricted cash at end of period	$168,858	266,991

Supplemental disclosure to the condensed consolidated statements of cash flows:
Property and equipment expenditures incurred but not yet paid	$11,295	16,056

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2026	2025

	amounts in thousands
Cash and cash equivalents	$135,197	99,884
Restricted cash	33,661	11,694
Total cash, cash equivalents and restricted cash at end of period	$168,858	111,578

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2026	$—	103	10	514	1,137,178	(2,743)	(609,012)	12,132	538,182
Net earnings (loss)	—	—	—	—	—	—	(40,482)	56	(40,426)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	8	—	—	8
Stock-based compensation	—	—	—	—	6,568	—	—	—	6,568
Stock issuances and other, net	—	—	—	10	26,810	—	—	—	26,820
Balance at March 31, 2026	$—	103	10	524	1,170,556	(2,735)	(649,494)	12,188	531,152

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2025	$—	103	10	511	1,112,551	(3,352)	(585,644)	12,045	536,224
Net earnings (loss)	—	—	—	—	—	—	(41,391)	—	(41,391)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	8	—	—	8
Stock-based compensation	—	—	—	—	2,646	—	—	—	2,646
Stock issuances and other, net	—	—	—	—	679	—	—	—	679
Balance at March 31, 2025	$—	103	10	511	1,115,876	(3,344)	(627,035)	12,045	498,166

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)Basis of Presentation

During November 2022, the board of directors of Liberty Media Corporation (“Liberty”) authorized Liberty management to pursue a plan to redeem each outstanding share of its Liberty Braves common stock in exchange for one share of the corresponding series of common stock of a newly formed entity, Atlanta Braves Holdings, Inc. (the “Split-Off”). The Split-Off was completed on July 18, 2023. Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings” or the “Company”) is comprised of the businesses, assets and liabilities of its wholly-owned subsidiary Braves Holdings, LLC (“Braves Holdings”) and corporate cash.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). These accompanying condensed consolidated financial statements refer to the consolidation of Braves Holdings and corporate cash as “Atlanta Braves Holdings,” “the Company,” “us,” “we” and “our” in the notes to the condensed consolidated financial statements. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and variable interest entities where the Company determines that it is the primary beneficiary. For consolidated entities where our ownership interest is less than 100%, noncontrolling ownership interests are reported in our condensed consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Split-Off of Atlanta Braves Holdings from Liberty

Following the Split-Off, Liberty and Atlanta Braves Holdings operate as separate, publicly traded companies and neither has any continuing stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Liberty and Atlanta Braves Holdings entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements included a reorganization agreement, a services agreement, aircraft time sharing agreements, a facilities sharing agreement, a tax sharing agreement and a registration rights agreement. The facilities sharing agreement and aircraft time sharing agreements were terminated as part of the Corporate Governance Transition (as defined below). In October 2025, Atlanta Braves Holdings and Liberty mutually agreed to terminate the services agreement.

The reorganization agreement provided for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Atlanta Braves Holdings and Liberty with respect to and resulting from the Split-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and Atlanta Braves Holdings and other agreements related to tax matters.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Income Taxes

Due to sensitivity in our estimated annual effective tax rate (the “AETR”) based on minor changes to our projected annual earnings (loss) before income taxes and the seasonality of our revenue, the Company is unable to reliably estimate our AETR as of the interim period. As a result, the Company has calculated the tax provision from income taxes for the three months ended March 31, 2026 and 2025 based upon a discrete effective tax rate model which treats the current year to date period as if it were the annual period.

(2)Earnings Attributable to Atlanta Braves Holdings Shareholders Per Common Share

Basic net earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Atlanta Braves Holdings stockholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. There were no potentially dilutive shares of common stock excluded from diluted EPS for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025

	(numbers of shares in thousands)
Basic WASO	63,906	62,574
Potentially dilutive shares (1)	498	746
Diluted WASO	64,404	63,320
(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

(3) Property and Equipment

Property and equipment consisted of the following:

	March 31, 2026			December 31, 2025
		Owned			Owned
		assets			assets
	Owned	available to		Owned	available to
	assets	be leased	Total	assets	be leased	Total

	amounts in thousands
Land	$19,333	47,500	66,833	19,333	47,500	66,833
Buildings and improvements	281,657	531,565	813,222	281,657	531,521	813,178
Leasehold improvements	110,616	70,629	181,245	102,281	70,405	172,686
Furniture and equipment	194,955	18,775	213,730	190,249	17,985	208,234
Construction in progress	1,169	4,454	5,623	1,493	3,606	5,099
Property and equipment, at cost	$607,730	672,923	1,280,653	595,013	671,017	1,266,030

Depreciation expense was $13.4 million and $11.6 million for the three months ended March 31, 2026 and 2025, respectively.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4)Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	March 31, 2026		December 31, 2025
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
MLBAM	3.3%	$58,637	59,422
BELP	3.3%	44,407	43,722
Other	50.0%	13,255	13,675
Total		$116,299	116,819

The following table presents the Company’s share of earnings (losses) of affiliates, net:

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
MLBAM	$(785)	(411)
BELP	685	717
Other	(220)	16
Total	$(320)	322

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

At the time of a prior acquisition, the fair value of the MLBAM investment exceeded the Company’s proportionate share of MLBAM’s net assets, resulting in excess basis in the investment in MLBAM. The excess basis as of March 31, 2026 and December 31, 2025 was indefinite lived and aggregated to approximately $10.3 million.

BELP

Baseball Endowment, L.P. (“BELP”) is an investment fund formed by the Clubs principally for the purpose of investing, on a long-term basis, assets on their behalf intended to provide a competitive market rate investment return while minimizing investment volatility. The Company’s investment in BELP is considered an equity method investment as the investment is in a limited partnership where significant influence is generally presumed to exist. The Company records its share of BELP’s earnings (losses) on a one-month lag.

Other Affiliates

The Company has 50% interests in various joint ventures that were formed to develop, own and operate hotels within the Mixed-Use Development. The equity method of accounting is applied to these investments as the Company

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

does not have the ability to direct the most significant activities that impact their economic performance. In addition, the Company records its share of the earnings (losses) of these investments on a three-month lag.

(5)Debt

Debt is summarized as follows:

	March 31,	December 31,
	2026	2025

	amounts in thousands
Baseball
League wide credit facility	$—	—
MLB facility fund – term	30,000	30,000
MLB facility fund – revolver	36,225	36,800
TeamCo revolver	10,000	35,000
Term debt	148,488	151,992
Mixed-Use Development
Credit facilities	143,431	143,592
Term debt	343,258	343,707
Deferred financing costs	(2,225)	(2,460)
Total debt	709,177	738,631
Debt classified as current	(215,745)	(215,347)
Total long-term debt	$493,432	523,284

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Braves Holdings also established a special purpose Delaware statutory trust, the Braves Club Trust (the “Club Trust”), and transferred, among other things, to the Club Trust its rights to receive distributions of revenue from the National Broadcasting Contracts, which secure borrowings under the LWCF. Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs. Major League Baseball Trust has granted Wells Fargo Bank, National Association, the collateral agent in respect of the LWCF, a first priority lien to secure the borrowings under the LWCF. The maximum amount available to the Club Trust under the LWCF was $125.0 million as of March 31, 2026. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2030.

Under the LWCF, the Club Trust can request a revolving credit advance in the form of a Term Secured Overnight Financing Rate (“SOFR”) or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by Term SOFR or Base Rate, plus an applicable margin. A Term SOFR Advance has a margin of 1.20% to 1.325%, based on the credit rating of Major League Baseball Trust. A Base Rate Advance bears interest at the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime, and (z) SOFR plus 1.00%, plus a margin of 0.200% to 0.325%, based on the credit rating of Major League Baseball Trust. Borrowings outstanding under the LWCF bore interest at a rate of 4.86% and 4.89% per annum as of March 31, 2026 and December 31, 2025, respectively. The LWCF also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolving credit facility.

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

Revolver

In May 2021, Braves Facility Fund established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The maximum amount available to Braves Facility Fund under the MLB facility fund – revolver was $36.2 million as of March 31, 2026. The commitment termination date, which is the repayment date for all amounts borrowed under the revolving credit facility of the MLBFF, is July 10, 2030.

Under a credit agreement, Braves Facility Fund can request a revolving credit advance in the form of a Term SOFR or Base Rate Advance. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by Term SOFR or Base Rate, plus an applicable margin. A Term SOFR Advance has a margin of 1.275% to 1.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. A Base Rate Advance bears interest at the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime rate, and (z) SOFR plus 1.00%, plus a margin of 0.275% to 0.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. Borrowings outstanding under the MLB facility fund – revolver bore interest at a rate of 4.93% and 4.96% per annum as of March 31, 2026 and December 31, 2025, respectively. The MLB facility fund – revolver also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolver.

TeamCo Revolver

In August 2022, a subsidiary of Braves Holdings amended a revolving credit agreement (the “TeamCo Revolver”) that provided for revolving commitments of $150.0 million. Under the agreement, Braves Holdings can request a revolving credit loan in the form of a SOFR or Base Rate Loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by Term SOFR or Base Rate, plus an applicable margin of 1.25% and 0.25%, respectively. The interest rate of a SOFR Loan bears interest at Term SOFR while the interest rate of a Base Rate Loan bears interest at the greater of (x) the prevailing Prime rate, (y) the prevailing Federal Funds rate plus 0.50%, and (z) Term SOFR plus 1.00%. The revolving commitment termination date, which is the repayment date for all amounts borrowed under such revolving credit facility, is August 2029. Borrowings outstanding under the TeamCo Revolver bore interest at a rate of 4.91% and 4.94% per annum as of March 31, 2026 and December 31, 2025, respectively, and had availability of $140.0 million as of March 31, 2026. The TeamCo Revolver also has a commitment fee of 0.20% per annum

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

on the daily unused amount of the revolving loans. Under the TeamCo Revolver, Braves Holdings must maintain certain financial covenants, including a fixed-charge coverage ratio and total enterprise indebtedness.

Baseball Term Debt

In August 2016, a subsidiary of Braves Holdings entered into a senior secured permanent placement note purchase agreement for $200.0 million (the “Note Purchase Agreement”). The notes bear interest at 3.77% per annum and are scheduled to mature in September 2041. Braves Holdings makes principal and interest payments of $6.4 million each March 30 and September 30. At March 31, 2026 and December 31, 2025, Braves Holdings had borrowings of $147.4 million and $150.9 million under the Note Purchase Agreement, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial and non-financial covenants, including debt service coverage ratios.

Mixed-Use Development Credit Facilities

In August 2016, a subsidiary of Braves Holdings entered into a $37.5 million construction loan agreement. The proceeds were primarily used to pay the construction costs of an entertainment building adjacent to the Stadium, as well as assist with continued development and construction of the Mixed-Use Development. Beginning December 15, 2020 and on each month thereafter, Braves Holdings made principal and interest payments of $0.2 million. In November 2024, this construction loan was amended, increasing the borrowing capacity to $40.0 million, of which approximately $6.0 million is not available for borrowing as of March 31, 2026, but is expected to be available once certain conditions are met. The amendment also extends the maturity to November 2029. Loans under the construction loan bear interest at SOFR plus 1.99% per annum. Borrowings outstanding under the construction loan bore interest at a rate of 5.65% and 5.68% as of March 31, 2026 and December 31, 2025, respectively. Beginning December 15, 2024 and on each month thereafter, Braves Holdings makes principal payments of $0.1 million in addition to interest in arrears. At March 31, 2026 and December 31, 2025, Braves Holdings had borrowings outstanding of $33.1 million and $33.2 million, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial covenants, including debt service coverage ratios.

In December 2022, a subsidiary of Braves Holdings entered into a $112.5 million construction loan agreement that has an initial maturity date of December 2026. The proceeds of the construction loan agreement were used to pay the construction costs of an office building adjacent to the Stadium. Loans under the construction loan bear interest at SOFR plus 2.00% per annum (subject to a reduction to 1.80% per annum if certain conditions are met). Borrowings outstanding under the construction loan bore interest at a rate of 5.66% and 5.69% as of March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, Braves Holdings had borrowings outstanding of $110.1 million and $110.0 million, respectively, under the construction loan, net of unamortized debt issuance costs.

Mixed-Use Development Term Debt

In May 2018, a subsidiary of Braves Holdings refinanced a construction loan with a $95.0 million term loan agreement. In April 2023, the term loan agreement was amended to change the reference rate on borrowings to daily simple SOFR. In May 2025, the term loan agreement was amended, extending the maturity to May 2026 and providing for two, twelve-month extension options, subject to certain conditions. Borrowings outstanding under the term loan bore interest at a rate of 4.98% and 5.01% as of March 31, 2026 and December 31, 2025, respectively. The full principal amount will be due at maturity. At both March 31, 2026 and December 31, 2025, Braves Holdings had borrowings of $95.0 million under the term loan agreement, net of unamortized debt issuance costs. Pursuant to the May 2025 amendment, Braves Holdings must maintain certain non-financial covenants.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In June 2022, subsidiaries of Braves Holdings refinanced a construction loan agreement that was used to construct an office building within the Mixed-Use Development with a new term loan facility with $125.0 million in commitments, approximately $2.3 million of which is not available for borrowing as of March 31, 2026, but is expected to be available once certain conditions are met. The term loan agreement bears interest at one-month SOFR plus 2.10% per annum and is scheduled to mature on June 13, 2027. Borrowings outstanding under the term loan bore interest at a rate of 5.76% and 5.79% as of March 31, 2026 and December 31, 2025, respectively. Approximately $1.8 million of annual principal payments commenced in July 2024. At March 31, 2026 and December 31, 2025, Braves Holdings had borrowings outstanding of $119.5 million and $119.8 million, respectively, under the term loan facility, net of unamortized debt issuance costs.

In May 2023, a subsidiary of Braves Holdings refinanced an $80.0 million construction loan agreement that was used to construct the retail portion of the Mixed-Use Development with a new term loan with $80.0 million in commitments, approximately $8.3 million of which is not available for borrowing as of March 31, 2026, but is expected to be available once certain conditions are met. The term loan agreement bears interest at daily simple SOFR plus 2.50% per annum and is scheduled to mature on May 18, 2028. Borrowings outstanding under the term loan bore interest at a rate of 6.13% and 6.16% as of March 31, 2026 and December 31, 2025, respectively. Approximately $1.0 million of annual principal payments commence in June 2026. At March 31, 2026 and December 31, 2025, Braves Holdings had borrowings outstanding of $71.5 million and $71.4 million, respectively, net of unamortized debt issuance costs.

In March 2025, a subsidiary of Braves Holdings entered into a term loan agreement with $56.8 million in commitments. The term loan agreement bears interest at one-month SOFR plus 2.00% per annum and is scheduled to mature in March 2030. The full principal amount will be due at maturity, and monthly interest payments commenced in May 2025. Borrowings outstanding under the term loan agreement bore interest at a rate of 5.66% and 5.69% as of March 31, 2026 and December 31, 2025, respectively. At both March 31, 2026 and December 31, 2025, Braves Holdings had borrowings of $56.5 million under the term loan agreement, net of unamortized debt issuance costs.

Fair Value of Debt

The Company believes that the carrying amount of its debt with variable rates approximates fair value at March 31, 2026. Other fixed rate debt is considered to be carried at approximate fair value with the exception of the senior secured permanent placement notes, which was estimated to be approximately $125.3 million as of March 31, 2026, based on current U.S. treasury rates for similar financial instruments.

Interest Rate Swaps (Level 2)

In June 2023, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $64.0 million, maturing on May 18, 2028. The interest rate swap became effective in June 2023. As of March 31, 2026 and December 31, 2025, the fair value of the interest rate swap was a liability of $0.2 and $0.6 million, respectively.

In April 2025, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $97.7 million, maturing on June 1, 2027. Effective June 2025, the notional amount began at $97.7 million and decreased to $96.0 million as of March 2026. The interest rate swap became effective in June 2025. As of March 31, 2026 and December 31, 2025, the fair value of the interest rate swap was an asset of $0.2 million and a liability of $0.2 million, respectively.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In May 2025, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $85.9 million, maturing on May 18, 2026. As of March 31, 2026 and December 31, 2025, the fair value of the interest rate swap was a liability of a nominal amount and $0.2 million, respectively.

Interest rate swaps are included within others assets, net, other current liabilities and other noncurrent liabilities as of March 31, 2026 and other current liabilities and other noncurrent liabilities as of December 31, 2025 in the condensed consolidated balance sheets and changes in the fair value of the interest rate swaps are recorded to realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations.

(6)Stock-Based Compensation

The Company recorded stock-based compensation expense of $6.6 million and $2.6 million during the three months ended March 31, 2026 and 2025, respectively. These amounts are included in selling, general and administrative expense, including stock-based compensation in the condensed consolidated statements of operations.

Incentive Plans

Prior to the Split-Off and pursuant to the Liberty Media Corporation 2022 Omnibus Incentive Plan, Liberty granted to certain of its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), restricted stock units (“RSUs”) and stock options to purchase shares of Liberty Braves common stock. At the time of the Split-Off, such Liberty Braves awards were exchanged into RSAs, RSUs and stock options to purchase shares of Atlanta Braves Holdings common stock.

Subsequent to the Split-Off, the Company can grant, to its directors, employees and employees of its subsidiaries, RSAs, RSUs and stock options to purchase shares of its common stock (collectively, “Awards”), under the Atlanta Braves Holdings 2023 Omnibus Incentive Plan (the “2023 Plan”) and may grant Awards in respect of a maximum of 7.25 million shares of Atlanta Braves Holdings common stock.

Awards generally vest over 1-5 years and have a term of 7-8 years. The Company issues new shares upon exercise or settlement, as applicable, of Awards. The Company measures the cost of employee services received in exchange for an equity classified Award (such as RSAs, RSUs and stock options) based on the grant date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Grants of Awards

In June 2025, the Company granted 0.5 million performance-based RSUs of Atlanta Braves Holdings Series C common stock to certain officers and employees of the Company. Such RSUs had a GDFV of $46.77 per share and vest on December 31, 2027, subject to the satisfaction of certain performance objectives determined by the Company’s compensation committee. In September 2025, the Company granted an additional 0.1 million performance-based RSUs of Atlanta Braves Holdings Series C common stock to certain employees of the Company. Such RSU’s had a GDFV of $41.12 per share and vest on December 31, 2027, subject to the satisfaction of certain performance objectives determined by the Company’s compensation committee consistent with those RSUs granted in June 2025. Performance objectives are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company did not grant any options to purchase shares of Atlanta Braves Holdings Series A, Series B, or Series C common stock during the three months ended March 31, 2026.

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

	Series C
			Weighted		Aggregate
			average		intrinsic
	Atlanta Braves Holdings		remaining		value
	options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2026	2,591	$28.84
Granted	—	$—
Exercised	(1,017)	$26.37
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2026	1,574	$30.44	2.7	years	$19
Exercisable at March 31, 2026	1,416	$29.66	2.4	years	$18

As of March 31, 2026, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock.

As of March 31, 2026, the total unrecognized compensation cost related to unvested Atlanta Braves Holdings Awards was approximately $28.1 million. Such amount will be recognized in the Company’s condensed consolidated statements of operations over a weighted average period of approximately 1.2 years.

As of March 31, 2026, 1.6 million shares of Atlanta Braves Holdings Series C common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all Atlanta Braves Holdings Series C common stock options exercised during the three months ended March 31, 2026 and 2025 was $14.1 million and $0.3 million, respectively.

RSAs and RSUs

The Company had approximately 0.9 million unvested RSUs of Atlanta Braves Holdings common stock held by certain directors, officers and employees of the Company as of March 31, 2026. These unvested Series C common stock RSUs of Atlanta Braves Holdings had a weighted average GDFV of $26.43 per share.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

There were no RSAs or RSUs of Atlanta Braves Holdings common stock that vested during the three months ended March 31, 2026 and 2025.

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

For the three months ended March 31, 2026 and 2025, Braves Holdings incurred $1.8 million and $1.6 million, respectively, in revenue sharing, which is included as an expense within baseball operating costs in the condensed consolidated statements of operations.

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of March 31, 2026, amounts payable annually under such contracts aggregated to $296.0 million in 2026, $198.4 million in 2027, $129.6 million in 2028, $63.3 million in 2029, $39.2 million in 2030 and $44.0 million, combined, thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

Litigation

The Company, along with the BOC and other MLB affiliates, is subject to lawsuits arising in the normal course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

(8)Segment Information

The Company, through its ownership of Braves Holdings, is primarily engaged in the entertainment and real estate industries. The Company’s chief operating decision maker (the “CODM”), the chief executive officer, evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

as revenue and Adjusted OIBDA (as defined below). In addition, the Company reviews non-financial measures such as attendance, viewership and social media. The financial measures utilized by our CODM do not consider intersegment revenue and expenses and, additionally, the CODM does not utilize assets presented on a segment basis to make decisions on allocating resources. As such, neither intersegment activity nor segment assets are presented herein.

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

The Company identifies its reportable segments as those operating segments that represent 10% or more of its combined annual revenue, annual Adjusted OIBDA or total assets. Additionally, the Company considers how each operating segment is managed due to the products and services offered, the technologies used, the revenue sources generated, and marketing strategies deployed when evaluating its reportable segments. As a result, the Company has identified the following as its reportable segments:

●	Baseball – operations relating to Braves baseball and Truist Park and includes ticket sales, concessions, advertising sponsorships, suites and premium seat fees, broadcasting and other media revenue, retail and licensing.
●	Mixed-Use Development – includes retail, office, hotel and entertainment operations primarily within The Battery Atlanta and the surrounding area.

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Baseball:
Baseball event	$23,738	883
Broadcasting	2,519	4,291
Retail and licensing	7,283	6,080
Other	12,206	17,367
Total Baseball	45,746	28,621
Mixed-Use Development	26,261	18,590
Total revenue	$72,007	47,211

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The primary source of the Company’s deferred revenue relates to suite and season

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

ticket arrangements, as well as certain sponsorship arrangements. Deferred revenue is recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met. The Company had long-term deferred revenue of $18.8 million and $18.9 million as of March 31, 2026 and December 31, 2025, respectively, which were included in other noncurrent liabilities in the condensed consolidated balance sheets. The Company recognized $15.6 million and $4.8 million during the three months ended March 31, 2026 and 2025, respectively, of revenue that was included in deferred revenue at the beginning of the respective year.

Significant portions of the transaction prices for Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $235.1 million for the remainder of 2026, $225.1 million in 2027, $188.1 million in 2028, $375.9 million in 2029 through 2033, and $188.0 million thereafter, primarily recognized through 2041. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of one year or less.

The following tables detail Adjusted OIBDA by segment as well as a reconciliation of total segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31, 2026
	amounts in thousands
	Baseball	Mixed-Use Development	Total

Revenue from external customers	$45,746	$26,261	$72,007

Less: (1)
Baseball operating costs	56,616	—
Mixed-Use Development costs	—	4,258
Other segment items (2)	21,463	4,407
Segment Adjusted OIBDA	(32,333)	17,596	$(14,737)

Reconciliation of Adjusted OIBDA
Corporate and other costs			(2,820)
Stock-based compensation			(6,568)
Depreciation and amortization			(17,126)
Operating income (loss)			$(41,251)
Interest expense			(11,170)
Share of earnings (losses) of affiliates, net			(320)
Realized and unrealized gains (losses) on financial instruments, net			927
Other, net			1,194
Earnings (loss) before income taxes			$(50,620)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended
	March 31, 2025
	amounts in thousands
	Baseball	Mixed-Use Development	Total

Revenue from external customers	$28,621	$18,590	$47,211

Less: (1)
Baseball operating costs	48,763	—
Mixed-Use Development costs	—	2,408
Other segment items (2)	19,458	3,295
Segment Adjusted OIBDA	(39,600)	12,887	$(26,713)

Reconciliation of Adjusted OIBDA
Corporate and other costs			(1,836)
Stock-based compensation			(2,646)
Depreciation and amortization			(13,257)
Operating income (loss)			$(44,452)
Interest expense			(10,344)
Share of earnings (losses) of affiliates, net			322
Realized and unrealized gains (losses) on financial instruments, net			(637)
Other, net			1,213
Earnings (loss) before income taxes			$(53,898)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “strategy,” “continue,” “seek,” “may,” “could” and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements may contain such words. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	the impact of BravesVision (defined below) and Atlanta Braves Holdings, Inc.’s (“Atlanta Braves Holdings,” “the Company,” “us,” “we,” or “our”) ability to operate it as a successful media production and distribution company;
●	the achievement of on-field success;
●	The Company’s ability to develop, obtain and retain talented players;
●	the regulatory and competitive environment of the industries in which the Company operates;
●	the impact of organized labor on the Company, including any potential Major League Baseball (“MLB”) work stoppages such as strikes, protests or management lockouts;
●	the impact of the structure or an expansion of MLB;
●	changes in the nature of key strategic relationships with business partners, vendors and joint venturers;
●	the Company’s ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	the Company’s indebtedness could adversely affect operations and could limit its ability to react to changes in the economy or its industry;
●	the Company’s ownership, management and board of directors structure;
●	the Company’s ability to realize the benefits of acquisitions or other strategic investments;
●	the inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments;
●	the outcome of pending or future litigation or investigations;
●	the Company’s ability to attract and retain qualified key personnel;
●	geopolitical incidents, accidents, terrorist acts, pandemics or epidemics, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to the Company and its affiliates.
●	the impact of data loss or breaches or disruptions of the Company’s information systems and information system security;
●	the Company’s processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities;

●	the Company’s ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments;
●	the operational risks of the Company and its business affiliates with operations outside of the United States;
●	the Company’s common stock and organizational structure;
●	the Company’s stock price has and may continue to fluctuate;
●	the impact of inflation and weak economic conditions on consumer demand for products, services and events offered by the Company; and
●	the ability of the Company and its affiliates to comply with government regulations, including, without limitation, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings.

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 as supplemented by Part II, Item 1A of this Quarterly Report. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent required by law.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2025.

Overview

The Company manages its business based on the following reportable segments: Baseball and Mixed-Use Development.

The Baseball segment includes operations relating to the Atlanta Braves Major League Baseball Club (“ANLBC,” the “Atlanta Braves,” the “Braves,” the “club,” or the “team”) and the Braves’ ballpark (“Truist Park” or the “Stadium”) and includes revenue generated from ticket sales, concessions, broadcasting and other media revenue, advertising sponsorships, suites and premium seat fees, retail and licensing revenue, shared MLB revenue streams, including national broadcasting rights and licensing, and other sources. Ticket sales, concessions, broadcasting and other media revenue and advertising sponsorship sales are the Baseball segment’s primary revenue drivers. Following the termination of the existing long-term local broadcasting agreement, the Braves announced in February 2026 the creation of BravesVision, a multimedia platform owned and operated by the Company that is the official local television home of the Braves.

The Mixed-Use Development segment includes retail, office, hotel and entertainment operations primarily within The Battery Atlanta and the surrounding area (the “Mixed-Use Development”). In April 2025, the Company, through a wholly-owned subsidiary, completed the acquisition of certain real estate assets adjacent to The Battery Atlanta (the “Acquisition”). The Mixed-Use Development segment derives revenue primarily from office and retail rental income (including overage rent and tenant reimbursements) and, to a lesser extent, parking and advertising sponsorships throughout the year.

Results of Operations –March 31, 2026 and 2025

General. Provided in the tables below is information regarding the historical Condensed Consolidated Operating Results and Other Income and Expense of Atlanta Braves Holdings, as well as information regarding the contribution to those items from our reportable segments. The “corporate and other” category consists of those assets that do not qualify as a separate reportable segment.

	Three months ended
	March 31,
	2026	2025

	dollar amounts in thousands
Baseball revenue	$45,746	28,621
Mixed-Use Development revenue	26,261	18,590
Total revenue	72,007	47,211
Operating costs and expenses:
Baseball operating costs	(56,616)	(48,763)
Mixed-Use Development costs	(4,258)	(2,408)
Selling, general and administrative, excluding stock-based compensation	(28,690)	(24,589)
Stock-based compensation	(6,568)	(2,646)
Depreciation and amortization	(17,126)	(13,257)
Operating income (loss)	(41,251)	(44,452)
Other income (expense):
Interest expense	(11,170)	(10,344)
Share of earnings (losses) of affiliates, net	(320)	322
Realized and unrealized gains (losses) on financial instruments, net	927	(637)
Other, net	1,194	1,213
Earnings (loss) before income taxes	(50,620)	(53,898)
Income tax benefit (expense)	10,194	12,507
Net earnings (loss)	$(40,426)	(41,391)

Adjusted OIBDA(1)	(17,557)	(28,549)

Regular season home games	5	—
Average number of attendees per regular season home game	30,129	—
(1)	Adjusted OIBDA is a non-GAAP financial measure. See “Non-GAAP Adjusted OIBDA” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most comparable GAAP measure.

Baseball revenue. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and broadcasting and other media revenue. The following table disaggregates Baseball revenue by source:

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Baseball event	$23,738	883
Broadcasting	2,519	4,291
Retail and licensing	7,283	6,080
Other	12,206	17,367
Total Baseball	$45,746	28,621

Baseball event revenue increased $22.9 million for the three months ended March 31, 2026 as compared to the corresponding period in the prior year, primarily due to an increase in the number of regular season home games played, as well as contractual rate increases on season tickets and existing sponsorship contracts and new premium seating and sponsorship agreements. Broadcasting and other media revenue decreased $1.8 million during the three months ended March 31, 2026 as compared to the corresponding period in the prior year, primarily due to the timing of the commencement of the BravesVision media contracts as we transitioned away from our previous long-term local broadcasting arrangement. Retail and licensing revenue increased $1.2 million during the three months ended March 31, 2026 as compared to the corresponding period in the prior year, primarily due to the increase in the number of regular season home games. Other revenue, a component of baseball revenue, decreased $5.2 million during the three months ended March 31, 2026 as compared to the corresponding period in the prior year primarily due to a decrease in special events held at Truist Park, including hosting two games for the Savannah Bananas in the prior year period.

Mixed-Use Development revenue. Mixed-Use Development revenue is derived from the mixed-use facilities and primarily includes rental income and to a lesser extent, parking revenue and sponsorships. For the three months ended March 31, 2026, Mixed-Use Development revenue increased $7.7 million as compared to the corresponding period in the prior year, primarily due to a $5.0 million increase in rental income and a $2.5 million increase in tenant recoveries. Increases in rental income and tenant recoveries for the three months ended March 31, 2026, are primarily a result of the in-place leases associated with the Acquisition.

Baseball operating costs. Baseball operating costs primarily include costs associated with baseball and stadium operations. For the three months ended March 31, 2026, baseball operating expenses increased $7.9 million as compared to the corresponding period in the prior year, primarily due to a $3.8 million increase in major league player salaries, a $3.0 million increase in variable concession and retail operating expenses and a $0.6 million increase in other stadium operating costs due to the increase in the number of regular season home games during the current year period as compared to the prior year period, and a $0.7 million increase in broadcasting expenses associated with the production of BravesVision. These increases were partially offset by a $1.5 million decrease in expenses for special events held at Truist Park.

Mixed-Use Development costs. Mixed-Use Development costs primarily include costs associated with maintaining and operating the mixed-use facilities. During the three months ended March 31, 2026, Mixed-Use Development costs increased $1.9 million as compared to the corresponding period in the prior year primarily as a result of increases in operating costs associated with the assets within the Acquisition.

Selling, general and administrative, excluding stock-based compensation. Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $4.1 million for the three months ended March 31, 2026 as compared to the corresponding period in the prior year. The increase is primarily due to a $1.1 million increase of sales and marketing costs associated with the increase in the number of regular season home games played this year, a $1.0 million increase of property taxes, insurance and other professional fees, and a $1.0 million increase in personnel costs.

Stock-based compensation. Stock-based compensation increased $3.9 million for the three months ended March 31, 2026 as compared to the corresponding period in the prior year, primarily due to an increase in average outstanding awards.

Depreciation and amortization. Depreciation and amortization increased $3.9 million during the three months ended March 31, 2026 as compared to the corresponding period in the prior year, primarily due to certain real estate assets purchased as part of the Acquisition and various assets being placed into service in the prior year.

Operating income (loss). Operating income (loss) improved $3.2 million during the three months ended March 31, 2026 as compared to the corresponding period in the prior year, due to the above explanations.

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

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Operating income (loss)	$(41,251)	(44,452)
Stock-based compensation	6,568	2,646
Depreciation and amortization	17,126	13,257
Adjusted OIBDA	$(17,557)	(28,549)

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Baseball	$(32,333)	(39,600)
Mixed-Use Development	17,596	12,887
Corporate and Other	(2,820)	(1,836)
Total	$(17,557)	(28,549)

Consolidated Adjusted OIBDA improved $11.0 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year.

Baseball Adjusted OIBDA improved $7.3 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily due to the fluctuations in baseball revenue and operating costs, as described above.

Mixed-Use Development Adjusted OIBDA improved $4.7 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily due to the fluctuations in Mixed-Use Development revenue and costs, as described above.

Corporate and Other Adjusted OIBDA loss increased $1.0 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily due to increased personnel costs and other professional fees.

Interest Expense. Interest expense increased $0.8 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily due to new borrowings related to the Acquisition and on the Company’s variable rate debt partially offset by a reduction in interest rates on the variable rate debt.

Share of earnings (losses) of affiliates, net. The following table presents our share of earnings (losses) of affiliates, net:

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
MLB Advanced Media, L.P.	$(785)	(411)
Baseball Endowment, L.P.	685	717
Other	(220)	16
Total	$(320)	322

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the Company’s interest rate swaps driven by changes in the interest rate market.

Other, net. Other, net was relatively flat during the three months ended March 31, 2026, as compared to the corresponding period in the prior year.

Income taxes. The Company’s tax provision benefit from income taxes decreased $2.3 million during the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily as a result of the improvement in pretax book income as compared to the three months ended March 31, 2025.

For the three months ended March 31, 2026 and 2025, our effective tax rate was affected by the unfavorable impact of certain non-deductible expenses, such as executive compensation.

Net earnings (loss). The Company had net losses of $40.4 million and $41.4 million during the three months ended March 31, 2026 and 2025, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $135.2 million of cash and cash equivalents. Substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

Braves Holdings is in compliance with all financial debt covenants as of March 31, 2026.

During the three months ended March 31, 2026 and 2025, the Company’s primary uses of cash were capital expenditures and debt service, funded primarily by cash from operations.

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

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs, including the Braves Club Trust (the “Club Trust”). The maximum amount available to the Club Trust under the LWCF was $125.0 million as of March 31, 2026, which remains undrawn. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2030.

MLB Facility Fund Revolver

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction. In May 2021, Braves Facility Fund LLC established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund — revolver”). The commitment termination date, which is the repayment date for all amounts borrowed under the MLB facility fund — revolver, is July 10, 2030. The maximum amount available to Braves Facility Fund LLC under the MLB facility fund — revolver was $36.2 million as of March 31, 2026 and was fully drawn as of March 31, 2026.

TeamCo Revolver

A subsidiary of Braves Holdings is party to a Revolving Credit Agreement (the “TeamCo Revolver”), which provides revolving commitments of $150.0 million and matures in August 2029. The availability under the TeamCo Revolver as of March 31, 2026 was $140.0 million, net of $10.0 million drawn as of March 31, 2026.

See note 5 to the accompanying condensed consolidated financial statements for a description of all indebtedness obligations.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025 under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of quantitative and qualitative disclosures about the Company’s market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposure to market risk has not materially changed since December 31, 2025.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to note 7 in the accompanying notes to the condensed consolidated financial statements.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A. Risk Factors of its Annual Report on Form 10-K for the year ended December 31, 2025.

Factors Relating to Our Business

Our broadcast company is a new and unproven business, and we may be unable to generate sufficient revenue from carriage fees, advertising, and subscription sales to offset the costs of operating our own broadcast network.

We launched BravesVision, a multimedia platform owned and operated by the Company, in February 2026. BravesVision represents a fundamental departure from our historical broadcasting model, under which we received contractually agreed-upon fees for broadcasting rights from a third-party regional sports network operator. Under the BravesVision model, we are directly responsible for all affiliation agreements, advertising sales, production costs, and other expenses associated with operating a broadcasting company. The costs associated with launching and operating this platform have been, and may continue to be, significant. We have limited experience operating a media network of this type, and there can be no assurance that we will generate sufficient revenue to offset the costs associated with this undertaking.

The BravesVision business model has no extended operating history from which investors can assess its likely financial performance. Our ability to generate revenue depends on a number of factors that may be outside of our control, including: (i) the willingness of cable, satellite, and streaming service providers to enter into and maintain affiliation agreements with us on acceptable terms; (ii) our ability to sell and retain local advertising and sponsorship inventory; and (iii) overall on-field performance of the Braves, which historically drives viewership and subscriber demand. If BravesVision fails to generate expected revenue, our financial condition, results of operations, and cash flows could be materially and adversely affected.

Operating a media production and distribution company such as BravesVision requires significant liquidity, personnel, and technology investment.

Unlike our prior broadcasting arrangements, under which a third-party network bore the costs and risks of production, distribution infrastructure, and staffing, BravesVision requires us to directly manage or oversee all aspects of our broadcast operations, including production, studio operations, technical infrastructure, content development (pre-game, post-game and any supplemental programming), sales, marketing, and distribution logistics. Although we have engaged third-party production and distribution partners, we retain ultimate editorial, commercial, and operational responsibility for BravesVision.

The successful execution of BravesVision will require us to, among other things: (i) hire and retain qualified media production, sales, and technology personnel; (ii) manage relationships with our production partner under our current arrangement (which may not continue indefinitely); and (iii) navigate the evolving technical standards of multi-platform video distribution, including broadcast, cable, streaming, and over-the-air delivery. If we fail to manage these operational requirements effectively, our broadcast operations could be disrupted, the quality of our product could suffer, and our reputation with fans and advertisers could be harmed.

Furthermore, the costs of operating BravesVision, including production costs, distribution fees, personnel costs, and technology expenses, may exceed our projections, particularly in the near term as we build operational capabilities. These costs will be incurred regardless of the level of revenue we generate. Any material increase in operating costs or failure to achieve anticipated revenue could result in BravesVision being dilutive to our financial results.

We may be unable to secure or maintain affiliation agreements with multichannel video programming distributors (“MVPDs”), virtual multichannel video programming distributors (“vMVPDs”), and other distributors on acceptable terms.

The commercial success of BravesVision depends in significant part on our ability to secure and maintain affiliation agreements that serve our broadcast territory. Carriage negotiations with MVPDs and vMVPDs involve significant leverage on both sides and are subject to commercial, regulatory, and competitive pressures. If major distributors decline to carry BravesVision, or if existing distributors’ affiliation arrangements expire or are terminated, a meaningful number of fans within our broadcast territory may be unable to access Braves games through their preferred service providers. This could reduce viewership, undermine our ability to attract and retain advertising revenue, and damage our relationship with the Braves fan base which could further impact other revenue streams, any of which could have a material adverse effect on our business and results of operations.

Our affiliation agreements with MVPDs and vMVPDs typically include certain remedies in the event BravesVision fails to deliver a minimum number of Braves games. If the requirement is not met, we may be required to provide shortfall credits to distributors, which could materially affect our business and results of operations. With the ever-evolving national broadcast landscape, there is a risk that more Braves games are broadcast nationally, limiting our ability to satisfy these delivery requirements. In addition, some affiliation agreements contain “most favored nations” provisions which require that certain terms (including, potentially, the material terms) of such agreements are no less favorable than those offered to any similarly situated MVPD or vMVPD. If triggered, these provisions could reduce the anticipated economic benefits of such agreements.

In addition, as the media distribution landscape continues to evolve, we cannot predict the long-term viability of individual distribution partners, their subscriber trajectory, or their willingness to pay carriage fees at levels that make BravesVision economically viable. The continued migration of audiences from traditional linear pay-TV bundles to streaming and free over-the-air services may reduce the total potential distribution partners and adversely affect per-subscriber economics of our affiliation agreements.

Our advertising revenues may be adversely impacted by several factors, including the changing landscape of television advertising spending and advertising market conditions.

Shifting consumer preferences toward streaming services and other digital platforms and the increasing number of entertainment alternatives have intensified audience fragmentation and reduced content viewership through traditional linear distribution models. The advertising market is also evolving and sensitive to general economic conditions, consumer spending patterns, advertising agency influences (such as how those advertising agencies manage their clients’ marketing budgets and negotiate advertising inventory), and developments in artificial intelligence (“AI”) technology. Financial instability or a general decline in economic conditions could adversely affect the spending priorities of our advertising partners who might reduce their spending, which could result in a decrease in advertising rates and volume and in our overall advertising revenues.

Our advertising revenues also depend on our ability to accurately measure viewership and audience engagement. Although audience measurement systems have evolved and improved to capture the viewership of programming across multiple platforms, they still do not fully capture all viewership across streaming and other digital platforms. As a result, advertisers may not be willing to pay advertising rates based on the viewership that is not being measured. Our ability to generate advertising revenue is also dependent on our ability to compete in highly competitive, rapidly evolving industries, our ability to respond to changes in consumer behavior and our ability to consistently achieve audience acceptance of our content and brand. An inability to obtain audience measurement data that is acceptable to advertisers can lead to a reduction of advertising revenue, and our business, financial condition, and results of operations could be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the three months ended March 31, 2026.

During the three months ended March 31, 2026, no shares of Series A, Series B, or Series C Atlanta Braves Holdings common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(c) of Regulation S-K of the Exchange Act) during the Company’s fiscal quarter ended March 31, 2026.

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

ATLANTA BRAVES HOLDINGS, INC.

Date:	May 11, 2026	By:	/s/ TERENCE F. MCGUIRK
Terence F. McGuirk
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2026	By:	/s/ JILL L. ROBINSON
Jill L. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

II-4