Form 10-Q
period 2026-06-30
Atlanta Braves Holdings, Inc.
filed 2026-08-05
CIK 1958140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Atlanta Braves Holdings, Inc. common stock as of July 31, 2026 was:

	Series A	Series B	Series C
Atlanta Braves Holdings, Inc. common stock	10,318,187	977,751	52,871,959

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2026	2025

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$116,278	99,884
Restricted cash	62,681	11,694
Accounts receivable and contract assets, net of allowances for credit losses of $343 at both June 30, 2026 and December 31, 2025	86,791	33,566
Other current assets	22,128	13,563
Total current assets	287,878	158,707

Property and equipment, at cost (note 3)	1,283,196	1,266,030
Accumulated depreciation	(419,796)	(397,142)
	863,400	868,888

Investments in affiliates, accounted for using the equity method (note 4)	124,977	116,819
Intangible assets not subject to amortization:
Goodwill	175,764	175,764
Franchise rights	123,703	123,703
	299,467	299,467

Prepaid pension asset	407	—
Other assets, net	164,254	171,076
Total assets	$1,740,383	1,614,957

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	June 30,	December 31,
	2026	2025

	amounts in thousands,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$95,906	43,473
Deferred revenue and refundable tickets	149,912	109,829
Current portion of debt (note 5)	333,236	215,347
Other current liabilities	6,854	8,394
Total current liabilities	585,908	377,043

Long-term debt (note 5)	459,891	523,284
Finance lease liabilities	96,710	98,566
Deferred income tax liabilities	29,519	41,282
Pension liability	—	1,758
Other noncurrent liabilities	41,717	34,842
Total liabilities	1,213,745	1,076,775
Equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; zero shares issued at both June 30, 2026 and December 31, 2025	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,318,187 at both June 30, 2026 and December 31, 2025	103	103
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 977,751 at both June 30, 2026 and December 31, 2025	10	10
Series C common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 52,871,959 and 51,828,348 at June 30, 2026 and December 31, 2025, respectively	524	514
Additional paid-in capital	1,178,102	1,137,178
Accumulated other comprehensive earnings (loss), net of taxes	(2,732)	(2,743)
Retained earnings (deficit)	(661,728)	(609,012)
Total stockholders' equity	514,279	526,050
Noncontrolling interests in equity of subsidiaries	12,359	12,132
Total equity	526,638	538,182
Commitments and contingencies (note 7)
Total liabilities and equity	$1,740,383	1,614,957

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands,
	except per share amounts
Revenue:
Baseball revenue	$276,437	287,319	322,183	315,940
Mixed-Use Development revenue	28,682	25,121	54,943	43,711
Total revenue	305,119	312,440	377,126	359,651
Operating costs and expenses:
Baseball operating costs	252,042	210,809	308,658	259,572
Mixed-Use Development costs	4,553	3,633	8,811	6,041
Selling, general and administrative, including stock-based compensation	43,559	34,940	78,817	62,175
Depreciation and amortization	23,508	21,271	40,634	34,528
	323,662	270,653	436,920	362,316
Operating income (loss)	(18,543)	41,787	(59,794)	(2,665)
Other income (expense):
Interest expense	(11,583)	(11,652)	(22,753)	(21,996)
Share of earnings (losses) of affiliates, net (note 4)	14,755	10,613	14,435	10,935
Realized and unrealized gains (losses) on financial instruments, net	657	(640)	1,584	(1,277)
Other, net	1,407	1,673	2,601	2,886
Earnings (loss) before income taxes	(13,307)	41,781	(63,927)	(12,117)
Income tax benefit (expense)	1,244	(12,287)	11,438	220
Net earnings (loss)	(12,063)	29,494	(52,489)	(11,897)
Less net earnings (loss) attributable to noncontrolling interests	171	—	227	—
Net earnings (loss) attributable to Atlanta Braves Holdings' stockholders	$(12,234)	29,494	(52,716)	(11,897)
Basic net earnings (loss) attributable to Atlanta Braves Holdings' stockholders per common share (note 2)	$(0.19)	0.47	(0.82)	(0.19)
Diluted net earnings (loss) attributable to Atlanta Braves Holdings' stockholders per common share (note 2)	$(0.19)	0.46	(0.82)	(0.19)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
Net earnings (loss)	$(12,063)	29,494	(52,489)	(11,897)
Other comprehensive earnings (loss), net of tax:
Unrealized holdings gains (loss) arising during the period	7	11	15	19
Share of other comprehensive earnings (loss) of affiliates	(4)	(15)	(4)	(15)
Other comprehensive earnings (loss), net of tax	3	(4)	11	4
Comprehensive earnings (loss)	(12,060)	29,490	(52,478)	(11,893)
Less comprehensive earnings (loss) attributable to noncontrolling interests	171	—	227	—
Comprehensive earnings (loss) attributable to Atlanta Braves Holdings' stockholders	$(12,231)	29,490	(52,705)	(11,893)

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2026	2025

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(52,489)	(11,897)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,634	34,528
Stock-based compensation	13,392	5,292
Share of (earnings) losses of affiliates, net	(14,435)	(10,935)
Realized and unrealized (gains) losses on financial instruments, net	(1,584)	1,277
Deferred income tax expense (benefit)	(11,763)	(5,761)
Cash receipts from returns on equity method investments	6,275	5,095
Net cash received (paid) for interest rate swaps	(72)	1,632
Other charges (credits), net	896	4,071
Net change in operating assets and liabilities:
Current and other assets	(73,257)	(30,545)
Payables and other liabilities	90,756	94,883
Net cash provided by (used in) operating activities	(1,647)	87,640
Cash flows from investing activities:
Capital expended for property and equipment	(15,875)	(36,400)
Acquisition of real estate assets	—	(93,709)
Other investing activities, net	4	4
Net cash provided by (used in) investing activities	(15,871)	(130,105)
Cash flows from financing activities:
Borrowings of debt	130,000	88,509
Repayments of debt	(75,956)	(5,702)
Proceeds (disbursements) from exercise of stock options and other stock issuances	27,542	5,250
Other financing activities, net	3,313	(4,570)
Net cash provided by (used in) financing activities	84,899	83,487
Net increase (decrease) in cash, cash equivalents and restricted cash	67,381	41,022
Cash, cash equivalents and restricted cash at beginning of period	111,578	112,599
Cash, cash equivalents and restricted cash at end of period	$178,959	153,621

Supplemental disclosure to the condensed consolidated statements of cash flows:
Property and equipment expenditures incurred but not yet paid	$5,746	5,081

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2026	2025

	amounts in thousands
Cash and cash equivalents	$116,278	99,884
Restricted cash	62,681	11,694
Total cash, cash equivalents and restricted cash at end of period	$178,959	111,578

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2026	$—	103	10	514	1,137,178	(2,743)	(609,012)	12,132	538,182
Net earnings (loss)	—	—	—	—	—	—	(52,716)	227	(52,489)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	13,392	—	—	—	13,392
Stock issuances and other, net	—	—	—	10	27,532	—	—	—	27,542
Balance at June 30, 2026	$—	103	10	524	1,178,102	(2,732)	(661,728)	12,359	526,638

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at March 31, 2026	$—	103	10	524	1,170,556	(2,735)	(649,494)	12,188	531,152
Net earnings (loss)	—	—	—	—	—	—	(12,234)	171	(12,063)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	6,824	—	—	—	6,824
Stock issuances and other, net	—	—	—	—	722	—	—	—	722
Balance at June 30, 2026	$—	103	10	524	1,178,102	(2,732)	(661,728)	12,359	526,638

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

Description of Business

Braves Holdings indirectly owns the Atlanta Braves Major League Baseball Club (the “Atlanta Braves,” the “Braves,” the “club,” or the “team”). The Braves’ ballpark (“Truist Park” or the “Stadium”), is located in Cobb County, a suburb of Atlanta, and is leased from Cobb County, Cobb-Marietta Coliseum and Exhibit Hall Authority. Braves Holdings, through affiliated entities and third-party development partners, has developed a significant portion of the land around and adjacent to Truist Park for a mixed-use development that features retail, office, hotel and entertainment opportunities (the “Mixed-Use Development”).

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

Related Party Transactions and Change in Corporate Governance

On August 21, 2024, Terence F. McGuirk (“McGuirk”), entered into certain stockholder arrangements with Dr. John C. Malone (“Malone”), pursuant to which Malone has granted McGuirk a proxy (the “Malone Voting Agreement”) to vote 887,079 shares of the Company’s Series B common stock owned by Malone, representing 44% of the Company’s then outstanding voting power, on director elections, the approval or authorization of executive compensation and other routine matters. Malone has also granted McGuirk a right of first refusal with respect to future transfers of the Company shares beneficially owned by Malone as well as certain appreciation rights with respect to the value of Malone’s shares of the Company’s Series B common stock.

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

Seasonality

The majority of Braves Holdings revenue is seasonal, with revenue recognized primarily during the second and third quarters which aligns with the baseball season.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Revenue Recognition

Following the termination of the previous long-term local broadcasting agreement, the Braves announced in February 2026 the creation of BravesVision, a multimedia platform owned and operated by the Company that is the official local television home of the Braves. The Company’s revenue recognition policies summarizing the nature, amount, timing and uncertainty associated with each major source of revenue from BravesVision contracts are described below.

Media Related – BravesVision

Each Club has the right to authorize the television broadcast, within its home television territory, of games in which it participates, subject to certain exceptions. Local broadcasting revenue includes linear subscription-based affiliate revenue earned from fees charged to cable, satellite, and other platforms ("Distributors"). The performance obligation under each affiliation agreement is a license to distribute BravesVision programming over the term of the agreement, which is typically at least 12-36 months. All the consideration in the Company’s affiliation agreements is in the form of usage-based royalties, and as such, consistent with the royalty recognition constraint, revenue is recognized as the usage occurs based upon contractual rates applied to the number of the Distributor’s monthly subscribers who receive or can receive BravesVision. Such subscriber information is reported on a lag by the Distributor after the close of the reporting period, and as such, the Company estimates the number of subscribers based upon historical information. Once received, an adjustment is recorded to reflect the actual subscriber information.

The Company derives linear advertising revenue through the sale of commercial spots and other advertising inventory that are broadcast on BravesVision, primarily during Braves baseball games, and as a result, a significant portion of this revenue is earned during the MLB season. These advertising arrangements are generally short-term in nature and typically do not exceed one year, with the specific terms determined at contract execution. Certain advertising arrangements guarantee certain viewer ratings to be achieved as the advertising inventory is delivered. Advertising revenue is recognized as the related inventory is delivered, subject to the achievement of guaranteed viewer ratings. A contract liability is recognized as deferred revenue to the extent any guaranteed viewer ratings are not met. This permits the customer to exercise a contractual right for additional advertising inventory to achieve such guarantee. The related deferred revenue is subsequently recognized as revenue when the Company achieves the guaranteed viewer ratings.

Income Taxes

Due to sensitivity in our estimated annual effective tax rate (the “AETR”) based on minor changes to our projected annual earnings (loss) before income taxes and the seasonality of our revenue, the Company is unable to reliably estimate our AETR as of the interim period. As a result, the Company has calculated the tax provision from income taxes for the three and six months ended June 30, 2026 and 2025 based upon a discrete effective tax rate model which treats the current year to date period as if it were the annual period.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(2)Earnings Attributable to Atlanta Braves Holdings Stockholders Per Common Share

Basic net earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Atlanta Braves Holdings stockholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. There were no potentially dilutive shares of common stock excluded from diluted EPS for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(numbers of shares in thousands)
Basic WASO	64,146	62,636	64,027	62,605
Potentially dilutive shares (1)	820	873	658	810
Diluted WASO	64,966	63,509	64,685	63,415
(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

(3) Property and Equipment

Property and equipment consisted of the following:

	June 30, 2026			December 31, 2025
		Owned			Owned
		assets			assets
	Owned	available to		Owned	available to
	assets	be leased	Total	assets	be leased	Total

	amounts in thousands
Land	$19,333	47,500	66,833	19,333	47,500	66,833
Buildings and improvements	281,656	531,967	813,623	281,657	531,521	813,178
Leasehold improvements	110,317	71,873	182,190	102,281	70,405	172,686
Furniture and equipment	197,487	19,267	216,754	190,249	17,985	208,234
Construction in progress	880	2,916	3,796	1,493	3,606	5,099
Property and equipment, at cost	$609,673	673,523	1,283,196	595,013	671,017	1,266,030

Depreciation expense was $13.5 million and $12.9 million for the three months ended June 30, 2026 and 2025, respectively, and $26.9 million and $24.5 million for the six months ended June 30, 2026 and 2025, respectively.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4)Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	June 30, 2026		December 31, 2025
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
MLBAM	3.3%	$68,334	59,422
BELP	3.3%	45,078	43,722
Other	50.0%	11,565	13,675
Total		$124,977	116,819

The following table presents the Company’s share of earnings (losses) of affiliates, net:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
MLBAM	$13,576	10,310	12,791	9,899
BELP	671	231	1,356	948
Other	508	72	288	88
Total	$14,755	10,613	14,435	10,935

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

At the time of a prior acquisition, the fair value of the MLBAM investment exceeded the Company’s proportionate share of MLBAM’s net assets, resulting in excess basis in the investment in MLBAM. The excess basis as of June 30, 2026 and December 31, 2025 was indefinite lived and aggregated to approximately $10.3 million.

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

(5)Debt

Debt is summarized as follows:

	June 30,	December 31,
	2026	2025

	amounts in thousands
Baseball
League wide credit facility	$50,000	—
MLB facility fund – term	30,000	30,000
MLB facility fund – revolver	35,650	36,800
TeamCo revolver	45,000	35,000
Term debt	148,488	151,992
Mixed-Use Development
Credit facilities	143,270	143,592
Term debt	342,726	343,707
Deferred financing costs	(2,007)	(2,460)
Total debt	793,127	738,631
Debt classified as current	(333,236)	(215,347)
Total long-term debt	$459,891	523,284

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Braves Holdings also established a special purpose Delaware statutory trust, the Braves Club Trust (the “Club Trust”), and transferred, among other things, to the Club Trust its rights to receive distributions of revenue from the national broadcasting contracts, which secure borrowings under the LWCF. Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs. Major League Baseball Trust has granted Wells Fargo Bank, National Association, the collateral agent in respect of the LWCF, a first priority lien to secure the borrowings under the LWCF. In May 2026, the maximum amount available to the Club Trust under the LWCF increased to $150.0 million. The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2030.

Under the LWCF, the Club Trust can request a revolving credit advance in the form of a Term Secured Overnight Financing Rate (“SOFR”) or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by Term SOFR or Base Rate, plus an applicable margin. A Term SOFR Advance has a margin of 1.20% to 1.325%, based on the credit rating of Major League Baseball Trust. A Base Rate Advance bears interest at the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime, and (z) SOFR plus 1.00%, plus a margin of 0.200% to 0.325%, based on the credit rating of Major League Baseball Trust. Borrowings outstanding under the LWCF bore interest at a rate of 4.85% and 4.89% per annum as of June 30, 2026 and December 31, 2025, respectively, and had availability of $100.0 million as of June 30, 2026. The LWCF also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolving credit facility.

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

Revolver

In May 2021, Braves Facility Fund established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The maximum amount available to Braves Facility Fund under the MLB facility fund – revolver was $35.7 million as of June 30, 2026. The commitment termination date, which is the repayment date for all amounts borrowed under the revolving credit facility of the MLBFF, is July 10, 2030.

Under a credit agreement, Braves Facility Fund can request a revolving credit advance in the form of a Term SOFR or Base Rate Advance. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by Term SOFR or Base Rate, plus an applicable margin. A Term SOFR Advance has a margin of 1.275% to 1.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. A Base Rate Advance bears interest at the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime rate, and (z) SOFR plus 1.00%, plus a margin of 0.275% to 0.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. Borrowings outstanding under the MLB facility fund – revolver bore interest at a rate of 4.92% and 4.96% per annum as of June 30, 2026 and December 31, 2025, respectively. The MLB facility fund – revolver also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolver.

TeamCo Revolver

In August 2022, a subsidiary of Braves Holdings amended a revolving credit agreement (the “TeamCo Revolver”) that provided for revolving commitments of $150.0 million. Under the agreement, Braves Holdings can request a revolving credit loan in the form of a SOFR or Base Rate Loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by Term SOFR or Base Rate, plus an applicable margin of 1.25% and 0.25%, respectively. The interest rate of a SOFR Loan bears interest at Term SOFR while the interest rate of a Base Rate Loan bears interest at the greater of (x) the prevailing Prime rate, (y) the prevailing Federal Funds rate plus 0.50%, and (z) Term SOFR plus 1.00%. The revolving commitment termination date, which is the repayment date for all amounts borrowed under such revolving credit facility, is August 2029. Borrowings outstanding under the TeamCo Revolver bore interest at a rate of 4.90% and 4.94% per annum as of June 30, 2026 and December 31, 2025, respectively, and had availability of $105.0 million as of June 30, 2026. The TeamCo Revolver also has a commitment fee of 0.20% per annum

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

on the daily unused amount of the revolving loans. Under the TeamCo Revolver, Braves Holdings must maintain certain financial covenants, including a fixed-charge coverage ratio and total enterprise indebtedness.

Baseball Term Debt

In August 2016, a subsidiary of Braves Holdings entered into a senior secured permanent placement note purchase agreement for $200.0 million (the “Note Purchase Agreement”). The notes bear interest at 3.77% per annum and are scheduled to mature in September 2041. Braves Holdings makes principal and interest payments of $6.4 million each March 30 and September 30. At June 30, 2026 and December 31, 2025, Braves Holdings had borrowings of $147.5 million and $150.9 million under the Note Purchase Agreement, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial and non-financial covenants, including debt service coverage ratios.

Mixed-Use Development Credit Facilities

In August 2016, a subsidiary of Braves Holdings entered into a $37.5 million construction loan agreement. The proceeds were primarily used to pay the construction costs of an entertainment building adjacent to the Stadium, as well as assist with continued development and construction of the Mixed-Use Development. Beginning December 15, 2020 and on each month thereafter, Braves Holdings made principal and interest payments of $0.2 million. In November 2024, this construction loan was amended, increasing the borrowing capacity to $40.0 million, of which approximately $6.0 million is not available for borrowing as of June 30, 2026, but is expected to be available once certain conditions are met. The amendment also extends the maturity to November 2029. The construction loan bears interest at SOFR plus 1.99% per annum. Borrowings outstanding under the construction loan bore interest at a rate of 5.64% and 5.68% as of June 30, 2026 and December 31, 2025, respectively. Beginning December 15, 2024 and on each month thereafter, Braves Holdings makes principal payments of $0.1 million in addition to interest in arrears. At June 30, 2026 and December 31, 2025, Braves Holdings had borrowings outstanding of $32.9 million and $33.2 million, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial covenants, including debt service coverage ratios.

In December 2022, a subsidiary of Braves Holdings entered into a $112.5 million construction loan agreement that has an initial maturity date of December 2026. The proceeds of the construction loan agreement were used to pay the construction costs of an office building adjacent to the Stadium. The construction loan bears interest at SOFR plus 1.80% per annum. Borrowings outstanding under the construction loan bore interest at a rate of 5.45% and 5.69% as of June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, Braves Holdings had borrowings outstanding of $110.2 million and $110.0 million, respectively, under the construction loan, net of unamortized debt issuance costs.

Mixed-Use Development Term Debt

In May 2018, a subsidiary of Braves Holdings refinanced a construction loan with a $95.0 million term loan agreement. In April 2023, the term loan agreement was amended to change the reference rate on borrowings to daily simple SOFR. In May 2025, the term loan agreement was amended, extending the maturity to May 2026 and providing for two, twelve-month extension options, subject to certain conditions. In May 2026, Braves Holdings exercised the first extension option, extending the maturity to May 2027. The term loan agreement bears interest at daily simple SOFR plus 1.35% per annum. Borrowings outstanding under the term loan bore interest at a rate of 4.97% and 5.01% as of June 30, 2026 and December 31, 2025, respectively. The full principal amount will be due at maturity. At both June 30, 2026 and December 31, 2025, Braves Holdings had borrowings of $95.0 million under the term loan agreement, net of unamortized

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

debt issuance costs. Pursuant to the May 2025 amendment, Braves Holdings must maintain certain non-financial covenants.

In June 2022, subsidiaries of Braves Holdings refinanced a construction loan agreement that was used to construct an office building within the Mixed-Use Development with a new term loan facility with $125.0 million in commitments, approximately $2.3 million of which is not available for borrowing as of June 30, 2026, but is expected to be available once certain conditions are met. The term loan agreement bears interest at one-month SOFR plus 2.10% per annum and is scheduled to mature on June 13, 2027. Borrowings outstanding under the term loan bore interest at a rate of 5.75% and 5.79% as of June 30, 2026 and December 31, 2025, respectively. Beginning July 2024 and each month thereafter, Braves Holdings makes principal payments of approximately $0.2 million in addition to interest in arrears. At June 30, 2026 and December 31, 2025, Braves Holdings had borrowings outstanding of $119.1 million and $119.8 million, respectively, under the term loan facility, net of unamortized debt issuance costs.

In May 2023, a subsidiary of Braves Holdings refinanced an $80.0 million construction loan agreement that was used to construct the retail portion of the Mixed-Use Development with a new term loan with $80.0 million in commitments, approximately $8.3 million of which is not available for borrowing as of June 30, 2026, but is expected to be available once certain conditions are met. The term loan agreement bears interest at daily simple SOFR plus 2.50% per annum and is scheduled to mature on May 18, 2028. Borrowings outstanding under the term loan bore interest at a rate of 6.12% and 6.16% as of June 30, 2026 and December 31, 2025, respectively. Beginning June 2026 and each month thereafter, Braves Holdings makes principal payments of approximately $0.1 million in addition to interest in arrears. At both June 30, 2026 and December 31, 2025, Braves Holdings had borrowings outstanding of $71.4 million, net of unamortized debt issuance costs.

In March 2025, a subsidiary of Braves Holdings entered into a term loan agreement with $56.8 million in commitments. The term loan agreement bears interest at one-month SOFR plus 2.00% per annum and is scheduled to mature in March 2030. The full principal amount will be due at maturity, and monthly interest payments commenced in May 2025. Borrowings outstanding under the term loan agreement bore interest at a rate of 5.65% and 5.69% as of June 30, 2026 and December 31, 2025, respectively. At both June 30, 2026 and December 31, 2025, Braves Holdings had borrowings of $56.5 million under the term loan agreement, net of unamortized debt issuance costs.

Fair Value of Debt

The Company believes that the carrying amount of its debt with variable rates approximates fair value at June 30, 2026. Other fixed rate debt is considered to be carried at approximate fair value with the exception of the senior secured permanent placement notes, which was estimated to be approximately $125.0 million as of June 30, 2026, based on current U.S. treasury rates for similar financial instruments.

Interest Rate Swaps and Caps (Level 2)

In June 2023, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $64.0 million, maturing on May 18, 2028. The interest rate swap became effective in June 2023. As of June 30, 2026 and December 31, 2025, the fair value of the interest rate swap was an asset of $0.3 million and a liability of $0.6 million, respectively.

In April 2025, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $97.7 million, maturing on June 1, 2027. Effective June 2025, the notional amount began at $97.7 million and decreased to $95.4 million as of June 2026. The interest rate swap became effective in June 2025. As of

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

June 30, 2026 and December 31, 2025, the fair value of the interest rate swap was an asset of $0.4 million and a liability of $0.2 million, respectively.

In May 2025, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $85.9 million, that matured on May 18, 2026. As of December 31, 2025, the fair value of the interest rate swap was a liability of $0.2 million.

In May 2026, a subsidiary of Braves Holdings entered into an interest rate cap agreement with Truist Bank for a nominal fee and a notional amount of $85.9 million. The agreement caps SOFR at a rate of 5.65% and matures on May 18, 2027. As of June 30, 2026, the fair value of the interest rate cap was an asset of a nominal amount.

Interest rate swaps and caps are included within other current assets and other assets, net as of June 30, 2026 and other current liabilities and other noncurrent liabilities as of December 31, 2025 in the condensed consolidated balance sheets. Changes in the fair value of the interest rate swaps and caps are recorded to realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations.

(6)Stock-Based Compensation

The Company recorded stock-based compensation expense of $6.8 million and $2.6 million during the three months ended June 30, 2026 and 2025, respectively, and $13.4 million and $5.3 million during the six months ended June 30, 2026 and 2025, respectively. These amounts are included in selling, general and administrative expense, including stock-based compensation in the condensed consolidated statements of operations.

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

The Company did not grant any options to purchase shares of Atlanta Braves Holdings Series A, Series B, or Series C common stock during the six months ended June 30, 2026.

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

	Series C
			Weighted		Aggregate
			average		intrinsic
	Atlanta Braves Holdings		remaining		value
	options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2026	2,591	$28.84
Granted	—	$—
Exercised	(1,047)	$26.47
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2026	1,544	$30.45	2.4	years	$33
Exercisable at June 30, 2026	1,386	$29.65	2.2	years	$31

As of June 30, 2026, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock.

As of June 30, 2026, the total unrecognized compensation cost related to unvested Atlanta Braves Holdings Awards was approximately $23.8 million. Such amount will be recognized in the Company’s condensed consolidated statements of operations over a weighted average period of approximately 1.0 years.

As of June 30, 2026, 1.5 million shares of Atlanta Braves Holdings Series C common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Exercises

The aggregate intrinsic value of all Atlanta Braves Holdings Series C common stock options exercised during the six months ended June 30, 2026 and 2025 was $14.8 million and $2.9 million, respectively.

RSAs and RSUs

The Company had approximately 1.0 million unvested RSUs of Atlanta Braves Holdings common stock held by certain directors, officers and employees of the Company as of June 30, 2026. These unvested Series C common stock RSUs of Atlanta Braves Holdings had a weighted average GDFV of $38.61 per share.

There were no RSAs or RSUs of Atlanta Braves Holdings common stock that vested during the three and six months ended June 30, 2026 and 2025.

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

The Company recorded revenue sharing expense of $29.2 million and $24.8 million for the three months ended June 30, 2026 and 2025, respectively, and $31.0 million and $26.4 million for the six months ended June 30, 2026 and 2025, respectively. These amounts are included as an expense within baseball operating costs in the condensed consolidated statements of operations.

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of June 30, 2026, amounts payable annually under such contracts aggregated to $297.8 million in 2026, $201.4 million in 2027, $129.6 million in 2028, $63.3 million in 2029, $39.2 million in 2030 and $44.0 million, combined, thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

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

The Company identifies its reportable segments as those operating segments that represent 10% or more of its combined annual revenue, annual Adjusted OIBDA or total assets. Additionally, the Company considers how each operating segment is managed due to the products and services offered, the technologies used, the revenue sources generated, and marketing strategies deployed when evaluating its reportable segments. As a result, the Company has identified the following as its reportable segments:

●	Baseball – operations relating to Braves baseball and Truist Park and includes ticket sales, concessions, advertising sponsorships, suites and premium seat fees, media related revenue (including BravesVision and national broadcasting rights), retail and licensing.
●	Mixed-Use Development – includes retail, office, hotel and entertainment operations primarily within The Battery Atlanta and the surrounding area.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
Baseball:
Baseball event	$161,011	180,349	184,749	181,232
Media related	72,853	81,068	75,372	85,359
Retail and licensing	21,836	18,566	29,119	24,646
Other	20,737	7,336	32,943	24,703
Total Baseball	276,437	287,319	322,183	315,940
Mixed-Use Development	28,682	25,121	54,943	43,711
Total revenue	$305,119	312,440	377,126	359,651

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The primary source of the Company’s deferred revenue relates to suite and season ticket arrangements, as well as certain sponsorship arrangements. Deferred revenue is recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met. The Company had long-term deferred revenue of $19.8 million and $18.9 million as of June 30, 2026 and December 31, 2025, respectively, which were included in other noncurrent liabilities in the condensed consolidated balance sheets. The Company recognized $40.7 million and $51.5 million during the three months ended June 30, 2026 and 2025, respectively, and $56.3 million during both the six months ended June 30, 2026 and 2025, of revenue that was included in deferred revenue at the beginning of the respective year.

Significant portions of the transaction prices for Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $137.7 million for the remainder of 2026, $231.0 million in 2027, $193.3 million in 2028, $381.6 million in 2029 through 2033, and $188.0 million thereafter, primarily recognized through 2041. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of less than one year or for variable consideration that is a sales-based or usage-based royalty.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following tables detail Adjusted OIBDA by segment as well as a reconciliation of total segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	June 30, 2026
	amounts in thousands
	Baseball	Mixed-Use Development	Total

Revenue from external customers	$276,437	$28,682	$305,119

Less: (1)
Baseball operating costs	252,042	—
Mixed-Use Development costs	—	4,553
Other segment items (2)	30,125	3,488
Segment Adjusted OIBDA	(5,730)	20,641	$14,911

Reconciliation of Adjusted OIBDA
Corporate and other			(3,122)
Stock-based compensation			(6,824)
Depreciation and amortization			(23,508)
Operating income (loss)			$(18,543)
Interest expense			(11,583)
Share of earnings (losses) of affiliates, net			14,755
Realized and unrealized gains (losses) on financial instruments, net			657
Other, net			1,407
Earnings (loss) before income taxes			$(13,307)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended
	June 30, 2025
	amounts in thousands
	Baseball	Mixed-Use Development	Total

Revenue from external customers	$287,319	$25,121	$312,440

Less: (1)
Baseball operating costs	210,809	—
Mixed-Use Development costs	—	3,633
Other segment items (2)	24,463	3,922
Segment Adjusted OIBDA	52,047	17,566	$69,613

Reconciliation of Adjusted OIBDA
Corporate and other			(3,909)
Stock-based compensation			(2,646)
Depreciation and amortization			(21,271)
Operating income (loss)			$41,787
Interest expense			(11,652)
Share of earnings (losses) of affiliates, net			10,613
Realized and unrealized gains (losses) on financial instruments, net			(640)
Other, net			1,673
Earnings (loss) before income taxes			$41,781
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Six months ended
	June 30, 2026
	amounts in thousands
	Baseball	Mixed-Use Development	Total

Revenue from external customers	$322,183	$54,943	$377,126

Less: (1)
Baseball operating costs	308,658	—
Mixed-Use Development costs	—	8,811
Other segment items (2)	51,588	7,895
Segment Adjusted OIBDA	(38,063)	38,237	$174

Reconciliation of Adjusted OIBDA
Corporate and other			(5,942)
Stock-based compensation			(13,392)
Depreciation and amortization			(40,634)
Operating income (loss)			$(59,794)
Interest expense			(22,753)
Share of earnings (losses) of affiliates, net			14,435
Realized and unrealized gains (losses) on financial instruments, net			1,584
Other, net			2,601
Earnings (loss) before income taxes			$(63,927)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Six months ended
	June 30, 2025
	amounts in thousands
	Baseball	Mixed-Use Development	Total

Revenue from external customers	$315,940	$43,711	$359,651

Less: (1)
Baseball operating costs	259,572	—
Mixed-Use Development costs	—	6,041
Other segment items (2)	43,921	7,217
Segment Adjusted OIBDA	12,447	30,453	$42,900

Reconciliation of Adjusted OIBDA
Corporate and other			(5,745)
Stock-based compensation			(5,292)
Depreciation and amortization			(34,528)
Operating income (loss)			$(2,665)
Interest expense			(21,996)
Share of earnings (losses) of affiliates, net			10,935
Realized and unrealized gains (losses) on financial instruments, net			(1,277)
Other, net			2,886
Earnings (loss) before income taxes			$(12,117)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

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

The Baseball segment includes operations relating to the Atlanta Braves Major League Baseball Club (the “Atlanta Braves,” the “Braves,” the “club,” or the “team”) and the Braves’ ballpark (“Truist Park” or the “Stadium”) and includes revenue generated from ticket sales, concessions, local broadcasting, advertising sponsorships, suites and premium seat fees, retail and licensing revenue, shared MLB revenue streams, including national broadcasting rights and licensing, and other sources. Following the termination of the previous long-term local broadcasting agreement, the Braves announced in February 2026 the creation of BravesVision, a multimedia platform owned and operated by the Company that is the official local television home of the Braves. Ticket sales, concessions, media related revenue (including BravesVision and national broadcasting rights) and advertising sponsorship sales are the Baseball segment’s primary revenue drivers.

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

Results of Operations –June 30, 2026 and 2025

General. Provided in the tables below is information regarding the historical Condensed Consolidated Operating Results and Other Income and Expense of Atlanta Braves Holdings, as well as information regarding the contribution to those items from our reportable segments. The “corporate and other” category consists of those assets that do not qualify as a separate reportable segment.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	dollar amounts in thousands
Baseball revenue	$276,437	287,319	322,183	315,940
Mixed-Use Development revenue	28,682	25,121	54,943	43,711
Total revenue	305,119	312,440	377,126	359,651
Operating costs and expenses:
Baseball operating costs	(252,042)	(210,809)	(308,658)	(259,572)
Mixed-Use Development costs	(4,553)	(3,633)	(8,811)	(6,041)
Selling, general and administrative, excluding stock-based compensation	(36,735)	(32,294)	(65,425)	(56,883)
Stock-based compensation	(6,824)	(2,646)	(13,392)	(5,292)
Depreciation and amortization	(23,508)	(21,271)	(40,634)	(34,528)
Operating income (loss)	(18,543)	41,787	(59,794)	(2,665)
Other income (expense):
Interest expense	(11,583)	(11,652)	(22,753)	(21,996)
Share of earnings (losses) of affiliates, net	14,755	10,613	14,435	10,935
Realized and unrealized gains (losses) on financial instruments, net	657	(640)	1,584	(1,277)
Other, net	1,407	1,673	2,601	2,886
Earnings (loss) before income taxes	(13,307)	41,781	(63,927)	(12,117)
Income tax benefit (expense)	1,244	(12,287)	11,438	220
Net earnings (loss)	$(12,063)	29,494	(52,489)	(11,897)

Adjusted OIBDA(1)	11,789	65,704	(5,768)	37,155

Regular season home games	34	40	39	40
Average number of attendees per regular season home game	29,715	29,551	29,768	29,551
(1)	Adjusted OIBDA is a non-GAAP financial measure. See “Non-GAAP Adjusted OIBDA” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most comparable GAAP measure.

Baseball revenue. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and media related revenue (BravesVision and national broadcasting). The following table disaggregates Baseball revenue by source:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
Baseball event	$161,011	180,349	184,749	181,232
Media related	72,853	81,068	75,372	85,359
Retail and licensing	21,836	18,566	29,119	24,646
Other	20,737	7,336	32,943	24,703
Total Baseball	$276,437	287,319	322,183	315,940

Baseball event revenue decreased $19.3 million for the three months ended June 30, 2026 as compared to the corresponding period in the prior year, primarily due to the decrease in regular season home games during the current year period as compared to the corresponding period in the prior year. Baseball event revenue increased $3.5 million for the six months ended June 30, 2026, as compared to the corresponding period in the prior year, primarily due to increased attendance at regular season home games, contractual rate increases on season tickets and favorable single game ticket sales, partially offset by fewer regular season home games during 2026 as compared to the corresponding period in 2025. Media related revenue decreased $8.2 million and $10.0 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year, primarily due to the timing of revenue recognition under BravesVision linear distribution agreements compared to our previous long-term local broadcasting agreement and changes in certain national media rights arrangements, resulting in an increase in the commercialization of digital media rights through MLB Advanced Media, L.P. (“MLBAM”). Retail and licensing revenue increased $3.3 million and $4.5 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year, primarily due to demand for City Connect apparel which launched in April 2026 and higher league-wide revenue, partially offset by the decrease in regular season home games in 2026 as compared to the corresponding period in 2025. Other revenue, a component of baseball revenue, increased $13.4 million and $8.2 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year primarily due to an increase in special events held at Truist Park. The increase for the three-month period, as compared to the corresponding period in the prior year, is primarily due to hosting three games for the Savannah Bananas and an additional concert held at Truist Park. The increase for the six-month period, as compared to the corresponding period in the prior year, is primarily due to events held at Truist Park, including the additional concert noted above as well as hosting one additional game for the Savannah Bananas.

Mixed-Use Development revenue. Mixed-Use Development revenue is derived from the mixed-use facilities and primarily consists of rental income and to a lesser extent, parking revenue and sponsorships. For the three and six months ended June 30, 2026, Mixed-Use Development revenue increased $3.6 million and $11.2 million, respectively, as compared to the corresponding period in the prior year, primarily due to a $2.5 million and $9.9 million increase in rental income, respectively, and a $0.9 million and $0.7 million increase in parking revenue, respectively. Increases in rental income for the three months ended June 30, 2026 were primarily driven by a $1.6 million increase in tenant recoveries and a $0.8 million increase related to new lease agreements. Increases in rental income for the six months ended June 30, 2026 were primarily a result of the in-place leases associated with the Acquisition.

Baseball operating costs. Baseball operating costs primarily include costs associated with baseball and stadium operations. For the three and six months ended June 30, 2026, baseball operating expenses increased $41.2 million and $49.1 million, respectively, as compared to the corresponding period in the prior year, primarily due to a $25.2 million and $28.9 million increase in major league player salaries, respectively, a $10.1 million and $10.9 million increase in expenses associated with the production of BravesVision, respectively, a $6.3 million and $4.7 million increase in expenses for special events held at Truist Park, respectively, a $4.6 million and $4.7 million increase in MLB’s revenue sharing plan and other shared expenses, respectively, and a $0.2 million and $1.1 million increase in variable retail operating expenses, respectively. These expenses were partially offset by a $2.0 million and $2.2 million decrease in minor league related expenses, respectively.

Mixed-Use Development costs. Mixed-Use Development costs primarily include costs associated with maintaining and operating the mixed-use facilities. During the three and six months ended June 30, 2026, Mixed-Use Development costs increased $0.9 million and $2.8 million, respectively, as compared to the corresponding period in the prior year. Increases for the six months ended June 30, 2026, as compared to the corresponding period in the prior year were primarily a result of operating costs associated with the assets within the Acquisition.

Selling, general and administrative, excluding stock-based compensation. Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $4.4 million and $8.5 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year, primarily due to a $2.6 million and $3.4 million increase of sales, marketing and administrative costs associated with BravesVision, respectively, a $0.8 million and $1.7 million increase of other sales and marketing costs, respectively, and a $0.5 million and $1.3 million increase in personnel costs, respectively.

Stock-based compensation. Stock-based compensation increased $4.2 million and $8.1 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year, primarily due to an increase in average outstanding awards.

Depreciation and amortization. Depreciation and amortization increased $2.2 million and $6.1 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year due to an increase in amortization expense related to amateur player acquisition rights. Additional increases in depreciation and amortization during the six months ended June 30, 2026 were due to certain real estate assets purchased as part of the Acquisition.

Operating income (loss). Operating income (loss) decreased $60.3 million and $57.1 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year, due to the above explanations.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
Operating income (loss)	$(18,543)	41,787	(59,794)	(2,665)
Stock-based compensation	6,824	2,646	13,392	5,292
Depreciation and amortization	23,508	21,271	40,634	34,528
Adjusted OIBDA	$11,789	65,704	(5,768)	37,155

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
Baseball	$(5,730)	52,047	(38,063)	12,447
Mixed-Use Development	20,641	17,566	38,237	30,453
Corporate and other	(3,122)	(3,909)	(5,942)	(5,745)
Total	$11,789	65,704	(5,768)	37,155

Consolidated Adjusted OIBDA decreased $53.9 million and $42.9 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year.

Baseball Adjusted OIBDA decreased $57.8 million and $50.5 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year, primarily due to the fluctuations in baseball revenue and operating costs, as described above.

Mixed-Use Development Adjusted OIBDA improved $3.1 million and $7.8 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year, primarily due to the fluctuations in Mixed-Use Development revenue and costs, as described above.

Corporate and other Adjusted OIBDA loss decreased $0.8 million and increased $0.2 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year. The improvement for the three months ended June 30, 2026, is primarily due to decreased personnel costs.

Interest Expense. Interest expense decreased $0.1 million and increased $0.8 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year. Increases during the six months ended June 30, 2026 were primarily due to new borrowings related to the Acquisition and on the Company’s variable rate debt partially offset by a reduction in interest rates on the variable rate debt.

Share of earnings (losses) of affiliates, net. The following table presents our share of earnings (losses) of affiliates, net:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
MLBAM	$13,576	10,310	12,791	9,899
Baseball Endowment, L.P.	671	231	1,356	948
Other	508	72	288	88
Total	$14,755	10,613	14,435	10,935

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the Company’s interest rate swaps driven by changes in the interest rate market.

Other, net. Other, net income decreased $0.3 million during both the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year, primarily due to a decrease in interest income.

Income taxes. The Company’s tax provision benefit from income taxes increased $13.5 million and $11.2 million during the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year, primarily as a result of the decrease in pretax book income as compared to the three and six months ended June 30, 2025.

For the three and six months ended June 30, 2026 and 2025, our effective tax rate was affected by the unfavorable impact of certain non-deductible expenses, such as executive compensation.

Net earnings (loss). The Company had a net loss of $12.1 million and net earnings of $29.5 million during the three months ended June 30, 2026 and 2025, respectively, and net losses of $52.5 million and $11.9 million during the six months ended June 30, 2026 and 2025, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $116.3 million of cash and cash equivalents. Substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

Braves Holdings is in compliance with all financial debt covenants as of June 30, 2026.

During the six months ended June 30, 2026 and 2025, the Company’s primary uses of cash were payments to certain players and other employees pursuant to long-term employment agreements, capital expenditures including acquisitions and debt service, funded primarily by cash from operations and new borrowings.

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

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs, including the Braves Club Trust (the “Club Trust”). The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2030. The availability to the Club Trust under the LWCF was $100.0 million, net of $50.0 million drawn as of June 30, 2026.

MLB Facility Fund Revolver

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction. In May 2021, Braves Facility Fund LLC (“Braves Facility Fund”) established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund — revolver”). The commitment termination date, which is the repayment date for all amounts borrowed under the MLB facility fund — revolver, is July 10, 2030. The maximum amount available to Braves Facility Fund under the MLB facility fund — revolver was $35.7 million as of June 30, 2026 and was fully drawn as of June 30, 2026.

TeamCo Revolver

A subsidiary of Braves Holdings is party to a Revolving Credit Agreement (the “TeamCo Revolver”), which provides revolving commitments of $150.0 million and matures in August 2029. The availability under the TeamCo Revolver as of June 30, 2026 was $105.0 million, net of $45.0 million drawn as of June 30, 2026.

See note 5 to the accompanying condensed consolidated financial statements for a description of all indebtedness obligations.

Known Trends and Uncertainties

The current collective bargaining agreement among the Braves and 29 other Major League Baseball (“MLB”) clubs (“Clubs”) and Major League Baseball Players Association (“MLBPA”) that covers the 2022-2026 MLB seasons (“CBA”) is scheduled to expire on December 1, 2026. The Company cannot predict whether a successor agreement will be reached prior to expiration or the terms of any such agreement. Prior expirations have in certain instances resulted in work stoppages, including the 2021-2022 lockout that delayed the start of the 2022 regular season, and the impact may have a material negative effect on our business and results of operations.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025 under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of quantitative and qualitative disclosures about the Company’s market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposure to market risk has not materially changed since December 31, 2025.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

In connection with the launch of BravesVision, management has implemented new controls with respect to media related revenues. Other than this, there have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Refer to note 7 in the accompanying notes to the condensed consolidated financial statements.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A. Risk Factors of its Annual Report on Form 10-K for the year ended December 31, 2025.

Factors Relating to Our Business

Our broadcast company is a new and unproven business, and we may be unable to generate sufficient revenue from distributor fees, advertising, and subscription sales to offset the costs of operating our own broadcast network.

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

The commercial success of BravesVision depends in significant part on our ability to secure and maintain affiliation agreements that serve our broadcast territory. Distribution negotiations with MVPDs and vMVPDs involve significant leverage on both sides and are subject to commercial, regulatory, and competitive pressures. If major distributors decline to carry BravesVision, or if existing distributors’ affiliation arrangements expire or are terminated, a meaningful number of fans within our broadcast territory may be unable to access Braves games through their preferred service providers. This could reduce viewership, undermine our ability to attract and retain advertising revenue, and damage our relationship with the Braves fan base which could further impact other revenue streams, any of which could have a material adverse effect on our business and results of operations.

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

In addition, as the media distribution landscape continues to evolve, we cannot predict the long-term viability of individual distribution partners, their subscriber trajectory, or their willingness to pay distributor fees at levels that make BravesVision economically viable. The continued migration of audiences from traditional linear pay-TV bundles to streaming and free over-the-air services may reduce the total potential distribution partners and adversely affect per-subscriber economics of our affiliation agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the three months ended June 30, 2026.

During the three months ended June 30, 2026, no shares of Series A, Series B, or Series C Atlanta Braves Holdings common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, the following Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act):

●	Jill Robinson, Executive Vice President, Chief Financial Officer and Treasurer, adopted a trading plan on May 18, 2026. The trading plan will be effective until April 30, 2027 (unless earlier terminated in accordance with the plan) to sell an aggregate of up to 30,263 shares of Series C Common Stock during the plan period.
●	Derek Schiller, Executive Vice President, Business, adopted a trading plan on June 30, 2026. The trading plan will be effective until December 9, 2027 (unless earlier terminated in accordance with the plan) to sell an aggregate of up to 175,395 shares of Series C Common Stock during the plan period.
●	Greg Heller, Executive Vice President, Chief Legal Officer and Secretary, adopted a trading plan on June 30, 2026. The trading plan will be effective until December 9, 2027 (unless earlier terminated in accordance with the plan) to sell an aggregate of up to 80,263 shares of Series C Common Stock during the plan period.

Other than as set forth above, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(c) of Regulation S-K of the Exchange Act) during the Company’s fiscal quarter ended June 30, 2026.

Any actual sale transactions made pursuant to the trading arrangements referenced above will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

ATLANTA BRAVES HOLDINGS, INC.

Date:	August 5, 2026	By:	/s/ TERENCE F. MCGUIRK
Terence F. McGuirk
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2026	By:	/s/ JILL L. ROBINSON
Jill L. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

II-4