Form 10-Q
period 2026-09-30
Atlanta Braves Holdings, Inc.
filed 2026-11-04
CIK 1958140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Atlanta Braves Holdings, Inc. common stock as of October 31, 2026 was:

	Series A	Series B	Series C
Atlanta Braves Holdings, Inc. common stock	10,318,187	977,751	53,203,078

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2026	2025

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$121,525	99,884
Restricted cash	23,943	11,694
Accounts receivable and contract assets, net of allowances for credit losses of $363 and $343 at September 30, 2026 and December 31, 2025, respectively	104,991	33,566
Other current assets	19,948	13,563
Total current assets	270,407	158,707

Property and equipment, at cost (note 3)	1,286,686	1,266,030
Accumulated depreciation	(433,367)	(397,142)
	853,319	868,888

Investments in affiliates, accounted for using the equity method (note 4)	135,322	116,819
Intangible assets not subject to amortization:
Goodwill	175,764	175,764
Franchise rights	123,703	123,703
	299,467	299,467

Prepaid pension asset	3,623	—
Other assets, net	173,998	171,076
Total assets	$1,736,136	1,614,957

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	September 30,	December 31,
	2026	2025

	amounts in thousands,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$90,829	43,473
Deferred revenue and refundable tickets	91,542	109,829
Current portion of debt (note 5)	333,007	215,347
Other current liabilities	6,312	8,394
Total current liabilities	521,690	377,043

Long-term debt (note 5)	480,330	523,284
Finance lease liabilities	97,706	98,566
Deferred income tax liabilities	36,028	41,282
Pension liability	—	1,758
Other noncurrent liabilities	49,211	34,842
Total liabilities	1,184,965	1,076,775
Equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; zero shares issued at both September 30, 2026 and December 31, 2025	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 10,318,187 at both September 30, 2026 and December 31, 2025	103	103
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 977,751 at both September 30, 2026 and December 31, 2025	10	10
Series C common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 53,203,078 and 51,828,348 at September 30, 2026 and December 31, 2025, respectively	527	514
Additional paid-in capital	1,192,837	1,137,178
Accumulated other comprehensive earnings (loss), net of taxes	(2,724)	(2,743)
Retained earnings (deficit)	(651,923)	(609,012)
Total stockholders' equity	538,830	526,050
Noncontrolling interests in equity of subsidiaries	12,341	12,132
Total equity	551,171	538,182
Commitments and contingencies (note 7)
Total liabilities and equity	$1,736,136	1,614,957

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands,
	except per share amounts
Revenue:
Baseball revenue	$295,540	284,362	617,723	600,302
Mixed-Use Development revenue	29,089	27,176	84,032	70,887
Total revenue	324,629	311,538	701,755	671,189
Operating costs and expenses:
Baseball operating costs	244,844	210,443	553,502	470,015
Mixed-Use Development costs	4,256	3,944	13,067	9,985
Selling, general and administrative, including stock-based compensation	41,912	34,753	120,729	96,928
Depreciation and amortization	24,950	23,468	65,584	57,996
	315,962	272,608	752,882	634,924
Operating income (loss)	8,667	38,930	(51,127)	36,265
Other income (expense):
Interest expense	(12,350)	(12,285)	(35,103)	(34,281)
Share of earnings (losses) of affiliates, net (note 4)	17,421	13,278	31,856	24,213
Realized and unrealized gains (losses) on financial instruments, net	794	194	2,378	(1,083)
Other, net	1,765	1,688	4,366	4,574
Earnings (loss) before income taxes	16,297	41,805	(47,630)	29,688
Income tax benefit (expense)	(6,510)	(11,703)	4,928	(11,483)
Net earnings (loss)	9,787	30,102	(42,702)	18,205
Less net earnings (loss) attributable to noncontrolling interests	(18)	124	209	124
Net earnings (loss) attributable to Atlanta Braves Holdings' stockholders	$9,805	29,978	(42,911)	18,081
Basic net earnings (loss) attributable to Atlanta Braves Holdings' stockholders per common share (note 2)	$0.15	0.48	(0.67)	0.29
Diluted net earnings (loss) attributable to Atlanta Braves Holdings' stockholders per common share (note 2)	$0.15	0.47	(0.67)	0.28

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
Net earnings (loss)	$9,787	30,102	(42,702)	18,205
Other comprehensive earnings (loss), net of tax:
Unrealized holdings gains (loss) arising during the period	8	9	23	28
Share of other comprehensive earnings (loss) of affiliates	—	—	(4)	(15)
Other comprehensive earnings (loss), net of tax	8	9	19	13
Comprehensive earnings (loss)	9,795	30,111	(42,683)	18,218
Less comprehensive earnings (loss) attributable to noncontrolling interests	(18)	124	209	124
Comprehensive earnings (loss) attributable to Atlanta Braves Holdings' stockholders	$9,813	29,987	(42,892)	18,094

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2026	2025

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(42,702)	18,205
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	65,584	57,996
Stock-based compensation	20,359	10,049
Share of (earnings) losses of affiliates, net	(31,856)	(24,213)
Realized and unrealized (gains) losses on financial instruments, net	(2,378)	1,083
Deferred income tax expense (benefit)	(4,882)	11,054
Cash receipts from returns on equity method investments	13,350	11,400
Net cash received (paid) for interest rate swaps	(39)	1,991
Other charges (credits), net	950	5,687
Net change in operating assets and liabilities:
Current and other assets	(100,484)	(62,326)
Payables and other liabilities	16,615	(32,101)
Net cash provided by (used in) operating activities	(65,483)	(1,175)
Cash flows from investing activities:
Capital expended for property and equipment	(19,949)	(43,963)
Acquisition of real estate assets	—	(93,709)
Other investing activities, net	3	6
Net cash provided by (used in) investing activities	(19,946)	(137,666)
Cash flows from financing activities:
Borrowings of debt	190,000	153,509
Repayments of debt	(115,956)	(15,314)
Proceeds (disbursements) from exercise of stock options and other stock issuances	35,313	7,968
Other financing activities, net	9,962	(5,304)
Net cash provided by (used in) financing activities	119,319	140,859
Net increase (decrease) in cash, cash equivalents and restricted cash	33,890	2,018
Cash, cash equivalents and restricted cash at beginning of period	111,578	112,599
Cash, cash equivalents and restricted cash at end of period	$145,468	114,617

Supplemental disclosure to the condensed consolidated statements of cash flows:
Property and equipment expenditures incurred but not yet paid	$4,454	6,192

The following table reconciles cash and cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2026	2025

	amounts in thousands
Cash and cash equivalents	$121,525	99,884
Restricted cash	23,943	11,694
Total cash, cash equivalents and restricted cash at end of period	$145,468	111,578

See accompanying notes to condensed consolidated financial statements.

ATLANTA BRAVES HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at January 1, 2026	$—	103	10	514	1,137,178	(2,743)	(609,012)	12,132	538,182
Net earnings (loss)	—	—	—	—	—	—	(42,911)	209	(42,702)
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	19	—	—	19
Stock-based compensation	—	—	—	—	20,359	—	—	—	20,359
Stock issuances and other, net	—	—	—	13	35,300	—	—	—	35,313
Balance at September 30, 2026	$—	103	10	527	1,192,837	(2,724)	(651,923)	12,341	551,171

						Accumulated
						other		Noncontrolling
					Additional	comprehensive	Retained	interests
	Preferred	Common Stock			paid-in	earnings	earnings	in equity of	Total
	Stock	Series A	Series B	Series C	capital	(loss)	(deficit)	subsidiaries	equity

	amounts in thousands
Balance at June 30, 2026	$—	103	10	524	1,178,102	(2,732)	(661,728)	12,359	526,638
Net earnings (loss)	—	—	—	—	—	—	9,805	(18)	9,787
Other comprehensive earnings (loss), net of tax	—	—	—	—	—	8	—	—	8
Stock-based compensation	—	—	—	—	6,967	—	—	—	6,967
Stock issuances and other, net	—	—	—	3	7,768	—	—	—	7,771
Balance at September 30, 2026	$—	103	10	527	1,192,837	(2,724)	(651,923)	12,341	551,171

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). These accompanying condensed consolidated financial statements include Braves Holdings and the corporate activities of Atlanta Braves Holdings, including corporate cash. References to “Atlanta Braves Holdings,” “the Company,” “us,” “we” and “our” in the notes to the condensed consolidated financial statements refer to these consolidated operations. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and variable interest entities where the Company determines that it is the primary beneficiary. For consolidated entities where our ownership interest is less than 100%, noncontrolling ownership interests are reported in our condensed consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Media Related – BravesVision

Each Club has the right to authorize the television broadcast, within its home television territory, of games in which it participates, subject to certain exceptions. Local broadcasting revenue includes linear subscription-based affiliate revenue earned from fees charged to cable, satellite, and other platforms (“Distributors”). The performance obligation under each affiliation agreement is a license to distribute BravesVision programming over the term of the agreement, which is typically 12-36 months. All the consideration in the Company’s affiliation agreements is in the form of usage-based royalties, and as such, consistent with the royalty recognition constraint, revenue is recognized as the usage occurs based upon contractual rates applied to the number of the Distributor’s monthly subscribers who receive or can receive BravesVision. Such subscriber information is reported on a lag by the Distributor after the close of the reporting period, and as such, the Company estimates the number of subscribers based upon historical information. Once received, an adjustment is recorded to reflect the actual subscriber information.

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

Income Taxes

Due to sensitivity in our estimated annual effective tax rate (the “AETR”) based on minor changes to our projected annual earnings (loss) before income taxes and the seasonality of our revenue, the Company is unable to reliably estimate our AETR as of the interim period. As a result, the Company has calculated the provision for income taxes for the three and nine months ended September 30, 2026 and 2025 based upon a discrete effective tax rate model which treats the current year to date period as if it were the annual period.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(2)Earnings Attributable to Atlanta Braves Holdings Stockholders Per Common Share

Basic net earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Atlanta Braves Holdings stockholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares are excluded from diluted EPS when their inclusion would be antidilutive.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(numbers of shares in thousands)
Basic WASO	64,205	62,823	64,087	62,678
Potentially dilutive shares (1)	753	1,009	690	876
Diluted WASO	64,958	63,832	64,777	63,554
(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which a net loss attributable to common stockholders is reported because their inclusion would be antidilutive. Accordingly, approximately 0.7 million potentially dilutive shares were excluded from diluted EPS for the nine months ended September 30, 2026. Other than the shares excluded due to the net loss reported for that period, there were no potentially dilutive shares excluded from diluted EPS for the three and nine months ended September 30, 2026 and 2025 because their effect would have been antidilutive.

(3) Property and Equipment

Property and equipment consisted of the following:

	September 30, 2026			December 31, 2025
		Owned			Owned
		assets			assets
	Owned	available to		Owned	available to
	assets	be leased	Total	assets	be leased	Total

	amounts in thousands
Land	$19,333	47,500	66,833	19,333	47,500	66,833
Buildings and improvements	281,657	532,363	814,020	281,657	531,521	813,178
Leasehold improvements	110,203	72,329	182,532	102,281	70,405	172,686
Furniture and equipment	198,603	19,938	218,541	190,249	17,985	208,234
Construction in progress	897	3,863	4,760	1,493	3,606	5,099
Property and equipment, at cost	$610,693	675,993	1,286,686	595,013	671,017	1,266,030

Depreciation expense was $13.6 million and $13.2 million for the three months ended September 30, 2026 and 2025, respectively, and $40.5 million and $37.7 million for the nine months ended September 30, 2026 and 2025, respectively.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4)Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	September 30, 2026		December 31, 2025
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
MLBAM	3.3%	$77,689	59,422
BELP	3.3%	46,969	43,722
Other	50.0%	10,664	13,675
Total		$135,322	116,819

The following table presents the Company’s share of earnings (losses) of affiliates, net:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
MLBAM	$13,230	9,693	26,021	19,592
BELP	1,890	1,578	3,246	2,526
Other	2,301	2,007	2,589	2,095
Total	$17,421	13,278	31,856	24,213

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

At the time of a prior acquisition, the fair value of the MLBAM investment exceeded the Company’s proportionate share of MLBAM’s net assets, resulting in excess basis in the investment in MLBAM. The excess basis as of September 30, 2026 and December 31, 2025 was indefinite lived and aggregated to approximately $10.3 million.

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

(5)Debt

Debt is summarized as follows:

	September 30,	December 31,
	2026	2025

	amounts in thousands
Baseball
League wide credit facility	$85,000	—
MLB facility fund – term	30,000	30,000
MLB facility fund – revolver	35,075	36,800
TeamCo revolver	35,000	35,000
Term debt	144,918	151,992
Mixed-Use Development
Credit facilities	143,110	143,592
Term debt	342,032	343,707
Deferred financing costs	(1,798)	(2,460)
Total debt	813,337	738,631
Debt classified as current	(333,007)	(215,347)
Total long-term debt	$480,330	523,284

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

Under the LWCF, the Club Trust can request a revolving credit advance in the form of a Term Secured Overnight Financing Rate (“SOFR”) or Base Rate loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by Term SOFR or Base Rate, plus an applicable margin. A Term SOFR Advance has a margin of 1.20% to 1.325%, based on the credit rating of Major League Baseball Trust. A Base Rate Advance bears interest at the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime rate, and (z) SOFR plus 1.00%, plus a margin of 0.200% to 0.325%, based on the credit rating of Major League Baseball Trust. Borrowings outstanding under the LWCF bore interest at a rate of 5.11% and 4.89% per annum as of September 30, 2026 and December 31, 2025, respectively, and had availability of $65.0 million as of September 30, 2026. The LWCF also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolving credit facility.

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

Revolver

In May 2021, Braves Facility Fund established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund – revolver”). The maximum amount available to Braves Facility Fund under the MLB facility fund – revolver was $35.1 million as of September 30, 2026. The commitment termination date, which is the repayment date for all amounts borrowed under the revolving credit facility of the MLBFF, is July 10, 2030.

Under a credit agreement, Braves Facility Fund can request a revolving credit advance in the form of a Term SOFR or Base Rate Advance. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by Term SOFR or Base Rate, plus an applicable margin. A Term SOFR Advance has a margin of 1.275% to 1.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. A Base Rate Advance bears interest at the greater of (x) the Federal Funds rate plus 0.50%, (y) the prevailing Prime rate, and (z) SOFR plus 1.00%, plus a margin of 0.275% to 0.400%, based on the credit rating of Major League Baseball Facility Fund, LLC. Borrowings outstanding under the MLB facility fund – revolver bore interest at a rate of 5.18% and 4.96% per annum as of September 30, 2026 and December 31, 2025, respectively. The MLB facility fund – revolver also has a commitment fee equal to 0.20% per annum on the daily unused amount of the revolver.

TeamCo Revolver

In August 2022, a subsidiary of Braves Holdings amended a revolving credit agreement (the “TeamCo Revolver”) that provided for revolving commitments of $150.0 million. Under the agreement, Braves Holdings can request a revolving credit loan in the form of a SOFR or Base Rate Loan. Each loan bears interest on the unpaid principal amount from the date made through maturity at a rate determined by Term SOFR or Base Rate, plus an applicable margin of 1.25% and 0.25%, respectively. The interest rate of a SOFR Loan bears interest at Term SOFR while the interest rate of a Base Rate Loan bears interest at the greater of (x) the prevailing Prime rate, (y) the prevailing Federal Funds rate plus 0.50%, and (z) Term SOFR plus 1.00%. The revolving commitment termination date, which is the repayment date for all amounts borrowed under such revolving credit facility, is August 2029. Borrowings outstanding under the TeamCo Revolver bore interest at a rate of 5.16% and 4.94% per annum as of September 30, 2026 and December 31, 2025, respectively, and had availability of $115.0 million as of September 30, 2026. The TeamCo Revolver also has a commitment fee of 0.20% per

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

annum on the daily unused amount of the revolving loans. Under the TeamCo Revolver, Braves Holdings must maintain certain financial covenants, including a fixed-charge coverage ratio and total enterprise indebtedness.

Baseball Term Debt

In August 2016, a subsidiary of Braves Holdings entered into a senior secured permanent placement note purchase agreement for $200.0 million (the “Note Purchase Agreement”). The notes bear interest at 3.77% per annum and are scheduled to mature in September 2041. Braves Holdings makes principal and interest payments of $6.4 million each March 30 and September 30. At September 30, 2026 and December 31, 2025, Braves Holdings had borrowings of $143.9 million and $150.9 million under the Note Purchase Agreement, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial and non-financial covenants, including debt service coverage ratios.

Mixed-Use Development Credit Facilities

In August 2016, a subsidiary of Braves Holdings entered into a $37.5 million construction loan agreement. The proceeds were primarily used to pay the construction costs of an entertainment building adjacent to the Stadium, as well as assist with continued development and construction of the Mixed-Use Development. Beginning December 15, 2020 and on each month thereafter, Braves Holdings made principal and interest payments of $0.2 million. In November 2024, this construction loan was amended, increasing the borrowing capacity to $40.0 million, of which approximately $6.0 million is not available for borrowing as of September 30, 2026, but is expected to be available once certain conditions are met. The amendment also extends the maturity to November 2029. The construction loan bears interest at one-month SOFR plus 1.99% per annum. Borrowings outstanding under the construction loan bore interest at a rate of 5.90% and 5.68% as of September 30, 2026 and December 31, 2025, respectively. Beginning December 15, 2024 and on each month thereafter, Braves Holdings makes principal payments of $0.1 million in addition to interest in arrears. At September 30, 2026 and December 31, 2025, Braves Holdings had borrowings outstanding of $32.8 million and $33.2 million, respectively, net of unamortized debt issuance costs. Additionally, Braves Holdings must maintain certain financial covenants, including debt service coverage ratios.

In December 2022, a subsidiary of Braves Holdings entered into a $112.5 million construction loan agreement that has an initial maturity date of December 2026. The proceeds of the construction loan agreement were used to pay the construction costs of an office building adjacent to the Stadium. The construction loan bears interest at one-month SOFR plus 1.80% per annum. Borrowings outstanding under the construction loan bore interest at a rate of 5.71% and 5.69% as of September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, Braves Holdings had borrowings outstanding of $110.2 million and $110.0 million, respectively, under the construction loan, net of unamortized debt issuance costs.

Mixed-Use Development Term Debt

In May 2018, a subsidiary of Braves Holdings refinanced a construction loan with a $95.0 million term loan agreement. In April 2023, the term loan agreement was amended to change the reference rate on borrowings to daily simple SOFR. In May 2025, the term loan agreement was amended, extending the maturity to May 2026 and providing for two, twelve-month extension options, subject to certain conditions. In May 2026, Braves Holdings exercised the first extension option, extending the maturity to May 2027. The term loan agreement bears interest at daily simple SOFR plus 1.35% per annum. Borrowings outstanding under the term loan bore interest at a rate of 5.22% and 5.01% as of September 30, 2026 and December 31, 2025, respectively. The full principal amount will be due at maturity. At both September 30, 2026 and December 31, 2025, Braves Holdings had borrowings of $95.0 million under the term loan agreement, net of unamortized

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

debt issuance costs. Pursuant to the May 2025 amendment, Braves Holdings must maintain certain non-financial covenants.

In June 2022, subsidiaries of Braves Holdings refinanced a construction loan agreement that was used to construct an office building within the Mixed-Use Development with a new term loan facility with $125.0 million in commitments, approximately $2.3 million of which is not available for borrowing as of September 30, 2026, but is expected to be available once certain conditions are met. The term loan agreement bears interest at one-month SOFR plus 2.10% per annum and is scheduled to mature on June 13, 2027. Borrowings outstanding under the term loan bore interest at a rate of 6.01% and 5.79% as of September 30, 2026 and December 31, 2025, respectively. Beginning July 2024 and each month thereafter, Braves Holdings makes principal payments of approximately $0.2 million in addition to interest in arrears. At September 30, 2026 and December 31, 2025, Braves Holdings had borrowings outstanding of $118.6 million and $119.8 million, respectively, under the term loan facility, net of unamortized debt issuance costs.

In May 2023, a subsidiary of Braves Holdings refinanced an $80.0 million construction loan agreement that was used to construct the retail portion of the Mixed-Use Development with a new term loan with $80.0 million in commitments, approximately $8.3 million of which is not available for borrowing as of September 30, 2026, but is expected to be available once certain conditions are met. The term loan agreement bears interest at daily simple SOFR plus 2.50% per annum and is scheduled to mature on May 18, 2028. Borrowings outstanding under the term loan bore interest at a rate of 6.37% and 6.16% as of September 30, 2026 and December 31, 2025, respectively. Beginning June 2026 and each month thereafter, Braves Holdings makes principal payments of approximately $0.1 million in addition to interest in arrears. At September 30, 2026 and December 31, 2025, Braves Holdings had borrowings outstanding of $71.2 million and $71.4 million, respectively, net of unamortized debt issuance costs.

In March 2025, a subsidiary of Braves Holdings entered into a term loan agreement with $56.8 million in commitments. The term loan agreement bears interest at one-month SOFR plus 2.00% per annum and is scheduled to mature in March 2030. The full principal amount will be due at maturity, and monthly interest payments commenced in May 2025. Borrowings outstanding under the term loan agreement bore interest at a rate of 5.91% and 5.69% as of September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, Braves Holdings had borrowings of $56.6 million and $56.5 million, respectively, under the term loan agreement, net of unamortized debt issuance costs.

Fair Value of Debt

The Company believes that the carrying amounts of its variable-rate debt approximate fair value as of September 30, 2026. The carrying amounts of the Company’s fixed-rate debt also approximate fair value, except for the senior secured permanent placement notes, which had an estimated fair value of approximately $116.3 million as of September 30, 2026, based on current U.S. treasury rates for similar financial instruments.

Interest Rate Swaps and Caps (Level 2)

In June 2023, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $64.0 million, maturing on May 18, 2028. The interest rate swap became effective in June 2023. As of September 30, 2026 and December 31, 2025, the fair value of the interest rate swap was an asset of $0.9 million and a liability of $0.6 million, respectively.

In April 2025, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $97.7 million, maturing on June 1, 2027. Effective June 2025, the notional amount began at $97.7 million and decreased to $94.9 million as of September 2026. The interest rate swap became effective in June 2025. As of

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

September 30, 2026 and December 31, 2025, the fair value of the interest rate swap was an asset of $0.5 million and a liability of $0.2 million, respectively.

In May 2025, a subsidiary of Braves Holdings entered into an interest rate swap agreement with Truist Bank for a notional amount of $85.9 million that matured on May 18, 2026. As of December 31, 2025, the fair value of the interest rate swap was a liability of $0.2 million.

In May 2026, a subsidiary of Braves Holdings entered into an interest rate cap agreement with Truist Bank for a nominal fee and a notional amount of $85.9 million. The agreement caps SOFR at a rate of 5.65% and matures on May 18, 2027. As of September 30, 2026, the fair value of the interest rate cap was an asset of a nominal amount.

Interest rate swaps and caps are included within other current assets and other assets, net as of September 30, 2026 and other current liabilities and other noncurrent liabilities as of December 31, 2025 in the condensed consolidated balance sheets. Changes in the fair value of the interest rate swaps and caps are recorded to realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations.

(6)Stock-Based Compensation

The Company recorded stock-based compensation expense of $7.0 million and $4.8 million during the three months ended September 30, 2026 and 2025, respectively, and $20.4 million and $10.0 million during the nine months ended September 30, 2026 and 2025, respectively. These amounts are included in selling, general and administrative expense, including stock-based compensation in the condensed consolidated statements of operations.

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

Grants of Awards

In June 2025, the Company granted 0.5 million performance-based RSUs of Atlanta Braves Holdings Series C common stock to certain officers and employees of the Company. Such RSUs had a GDFV of $46.77 per share and vest

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

on December 31, 2027, subject to the satisfaction of certain performance objectives determined by the Company’s compensation committee. In September 2025, the Company granted an additional 0.1 million performance-based RSUs of Atlanta Braves Holdings Series C common stock to certain employees of the Company. Such RSUs had a GDFV of $41.12 per share and vest on December 31, 2027, subject to the satisfaction of certain performance objectives determined by the Company’s compensation committee consistent with those RSUs granted in June 2025. Performance objectives are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

The Company did not grant any options to purchase shares of Atlanta Braves Holdings Series A, Series B, or Series C common stock during the nine months ended September 30, 2026.

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

	Series C
			Weighted		Aggregate
			average		intrinsic
	Atlanta Braves Holdings		remaining		value
	options (000's)	WAEP	life		(in millions)
Outstanding at January 1, 2026	2,591	$28.84
Granted	—	$—
Exercised	(1,333)	$26.62
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2026	1,258	$31.20	2.4	years	$27
Exercisable at September 30, 2026	1,100	$30.30	2.1	years	$25

As of September 30, 2026, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Atlanta Braves Holdings common stock.

As of September 30, 2026, the total unrecognized compensation cost related to unvested Atlanta Braves Holdings Awards was approximately $16.9 million. Such amount will be recognized in the Company’s condensed consolidated statements of operations over a weighted average period of approximately 0.9 years.

As of September 30, 2026, 1.3 million shares of Atlanta Braves Holdings Series C common stock were reserved by the Company for issuance under exercise privileges of outstanding stock options.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Exercises

The aggregate intrinsic value of all Atlanta Braves Holdings Series C common stock options exercised during the nine months ended September 30, 2026 and 2025 was $22.3 million and $4.5 million, respectively.

RSAs and RSUs

The Company had approximately 0.9 million unvested RSUs of Atlanta Braves Holdings Series C common stock held by certain directors, officers and employees of the Company as of September 30, 2026. These unvested RSUs of Atlanta Braves Holdings Series C common stock had a weighted average GDFV of $43.42 per share.

The aggregate fair value of all RSUs of Atlanta Braves Holdings Series C common stock that vested during both the three and nine months ended September 30, 2026 was $2.3 million, and was $2.2 million for both the three and nine months ended September 30, 2025.

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

The Company recorded revenue sharing expense of $24.5 million and $24.1 million for the three months ended September 30, 2026 and 2025, respectively, and $55.5 million and $50.5 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are included as an expense within baseball operating costs in the condensed consolidated statements of operations.

Employment Contracts

Long-term employment contracts provide for, among other items, annual compensation for certain players (current and former) and other employees. As of September 30, 2026, amounts payable annually under such contracts aggregated to $302.7 million in 2026, $203.5 million in 2027, $129.9 million in 2028, $63.5 million in 2029, $39.2 million in 2030 and $44.0 million, combined, thereafter. Additionally, these contracts may include incentive compensation (although certain incentive compensation awards cannot be earned by more than one player per season).

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

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

The following table disaggregates revenue by segment and by source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
Baseball:
Baseball event	$189,277	176,335	374,026	357,567
Media related	76,106	79,227	151,478	164,586
Retail and licensing	19,531	15,580	48,650	40,226
Other	10,626	13,220	43,569	37,923
Total Baseball	295,540	284,362	617,723	600,302
Mixed-Use Development	29,089	27,176	84,032	70,887
Total revenue	$324,629	311,538	701,755	671,189

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. The primary source of the Company’s deferred revenue relates to suite and season ticket arrangements, as well as certain sponsorship arrangements. Deferred revenue is recognized as revenue when, or as, control of the products or services are transferred to the customer and all revenue recognition criteria have been met. The Company had long-term deferred revenue of $20.3 million and $18.9 million as of September 30, 2026 and December 31, 2025, respectively, which were included in other noncurrent liabilities in the condensed consolidated balance sheets. The Company recognized $50.0 million and $52.0 million during the three months ended September 30, 2026 and 2025, respectively, and $106.3 million and $108.3 million during the nine months ended September 30, 2026 and 2025, respectively, of revenue that was included in deferred revenue at the beginning of the respective year.

Significant portions of the transaction prices for Braves Holdings are related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $28.8 million for the remainder of 2026, $242.1 million in 2027, $203.7 million in 2028, $409.1 million in 2029 through 2033, and $188.8 million thereafter, primarily recognized through 2041. We have not included any amounts in the undelivered performance obligations amounts for those performance obligations that relate to a contract with an original expected duration of less than one year or for variable consideration that is a sales-based or usage-based royalty.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following tables detail Adjusted OIBDA by segment as well as a reconciliation of total segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	September 30, 2026
	amounts in thousands
	Baseball	Mixed-Use Development	Total

Revenue from external customers	$295,540	$29,089	$324,629

Less: (1)
Baseball operating costs	244,844	—
Mixed-Use Development costs	—	4,256
Other segment items (2)	25,167	7,258
Segment Adjusted OIBDA	25,529	17,575	$43,104

Reconciliation of Adjusted OIBDA
Corporate and other			(2,520)
Stock-based compensation			(6,967)
Depreciation and amortization			(24,950)
Operating income (loss)			$8,667
Interest expense			(12,350)
Share of earnings (losses) of affiliates, net			17,421
Realized and unrealized gains (losses) on financial instruments, net			794
Other, net			1,765
Earnings (loss) before income taxes			$16,297
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended
	September 30, 2025
	amounts in thousands
	Baseball	Mixed-Use Development	Total

Revenue from external customers	$284,362	$27,176	$311,538

Less: (1)
Baseball operating costs	210,443	—
Mixed-Use Development costs	—	3,944
Other segment items (2)	23,881	3,452
Segment Adjusted OIBDA	50,038	19,780	$69,818

Reconciliation of Adjusted OIBDA
Corporate and other			(2,663)
Stock-based compensation			(4,757)
Depreciation and amortization			(23,468)
Operating income (loss)			$38,930
Interest expense			(12,285)
Share of earnings (losses) of affiliates, net			13,278
Realized and unrealized gains (losses) on financial instruments, net			194
Other, net			1,688
Earnings (loss) before income taxes			$41,805
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine months ended
	September 30, 2026
	amounts in thousands
	Baseball	Mixed-Use Development	Total

Revenue from external customers	$617,723	$84,032	$701,755

Less: (1)
Baseball operating costs	553,502	—
Mixed-Use Development costs	—	13,067
Other segment items (2)	76,755	15,153
Segment Adjusted OIBDA	(12,534)	55,812	$43,278

Reconciliation of Adjusted OIBDA
Corporate and other			(8,462)
Stock-based compensation			(20,359)
Depreciation and amortization			(65,584)
Operating income (loss)			$(51,127)
Interest expense			(35,103)
Share of earnings (losses) of affiliates, net			31,856
Realized and unrealized gains (losses) on financial instruments, net			2,378
Other, net			4,366
Earnings (loss) before income taxes			$(47,630)
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

ATLANTA BRAVES HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine months ended
	September 30, 2025
	amounts in thousands
	Baseball	Mixed-Use Development	Total

Revenue from external customers	$600,302	$70,887	$671,189

Less: (1)
Baseball operating costs	470,015	—
Mixed-Use Development costs	—	9,985
Other segment items (2)	67,802	10,669
Segment Adjusted OIBDA	62,485	50,233	$112,718

Reconciliation of Adjusted OIBDA
Corporate and other			(8,408)
Stock-based compensation			(10,049)
Depreciation and amortization			(57,996)
Operating income (loss)			$36,265
Interest expense			(34,281)
Share of earnings (losses) of affiliates, net			24,213
Realized and unrealized gains (losses) on financial instruments, net			(1,083)
Other, net			4,574
Earnings (loss) before income taxes			$29,688
(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Other segment items represent selling, general and administrative costs, excluding stock-based compensation expense and other insignificant items.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. The words “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “strategy,” “continue,” “seek,” “may,” “could” and similar expressions or statements regarding future periods are intended to identify forward-looking statements, although not all forward-looking statements may contain such words. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	the impact of organized labor on Atlanta Braves Holdings, Inc. (“Atlanta Braves Holdings,” “the Company,” “us,” “we,” or “our”), including any potential Major League Baseball (“MLB”) work stoppages such as strikes, protests or management lockouts;
●	the impact of BravesVision (defined below) and the Company’s ability to operate it as a successful media production and distribution company;
●	the achievement of on-field success;
●	the Company’s ability to develop, obtain and retain talented players;
●	the regulatory and competitive environment of the industries in which the Company operates;
●	the impact of the structure or an expansion of MLB;
●	changes in the nature of key strategic relationships with business partners, vendors and joint venturers;
●	the Company’s ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;
●	the Company’s indebtedness could adversely affect operations and could limit its ability to react to changes in the economy or its industry;
●	the Company’s ownership, management and board of directors structure;
●	the Company’s ability to realize the benefits of acquisitions or other strategic investments;
●	the inherent risks in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments;
●	the outcome of pending or future litigation or investigations;
●	the Company’s ability to attract and retain qualified key personnel;
●	geopolitical incidents, accidents, terrorist acts, pandemics or epidemics, natural disasters, including the effects of climate change, or other events that cause one or more events to be cancelled or postponed, are not covered by insurance, or cause reputational damage to the Company and its affiliates;
●	the impact of data loss or breaches or disruptions of the Company’s information systems and information system security;
●	the Company’s processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities;

●	the Company’s ability to use net operating loss and disallowed business interest carryforwards to reduce future tax payments;
●	the operational risks of the Company and its business affiliates with operations outside of the United States;
●	the Company’s common stock and organizational structure;
●	the Company’s stock price has and may continue to fluctuate;
●	the impact of inflation and weak economic conditions on consumer demand for products, services and events offered by the Company; and
●	the ability of the Company and its affiliates to comply with government regulations, including, without limitation, consumer protection laws and competition laws, and adverse outcomes from regulatory proceedings.

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

Results of Operations –September 30, 2026 and 2025

General. Provided in the tables below is information regarding the historical Condensed Consolidated Operating Results and Other Income and Expense of Atlanta Braves Holdings, as well as information regarding the contribution to those items from our reportable segments. The “corporate and other” category consists of those assets that do not qualify as a separate reportable segment.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	dollar amounts in thousands
Baseball revenue	$295,540	284,362	617,723	600,302
Mixed-Use Development revenue	29,089	27,176	84,032	70,887
Total revenue	324,629	311,538	701,755	671,189
Operating costs and expenses:
Baseball operating costs	(244,844)	(210,443)	(553,502)	(470,015)
Mixed-Use Development costs	(4,256)	(3,944)	(13,067)	(9,985)
Selling, general and administrative, excluding stock-based compensation	(34,945)	(29,996)	(100,370)	(86,879)
Stock-based compensation	(6,967)	(4,757)	(20,359)	(10,049)
Depreciation and amortization	(24,950)	(23,468)	(65,584)	(57,996)
Operating income (loss)	8,667	38,930	(51,127)	36,265
Other income (expense):
Interest expense	(12,350)	(12,285)	(35,103)	(34,281)
Share of earnings (losses) of affiliates, net	17,421	13,278	31,856	24,213
Realized and unrealized gains (losses) on financial instruments, net	794	194	2,378	(1,083)
Other, net	1,765	1,688	4,366	4,574
Earnings (loss) before income taxes	16,297	41,805	(47,630)	29,688
Income tax benefit (expense)	(6,510)	(11,703)	4,928	(11,483)
Net earnings (loss)	$9,787	30,102	(42,702)	18,205

Adjusted OIBDA(1)	40,584	67,155	34,816	104,310

Regular season home games	42	41	81	81
Postseason home games	2	—	2	—
Average number of attendees per regular season home game	26,998	23,786	28,332	26,633
(1)	Adjusted OIBDA is a non-GAAP financial measure. See “Non-GAAP Adjusted OIBDA” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation to the most comparable GAAP measure.

Baseball revenue. Baseball revenue is derived from two primary sources: baseball event revenue (ticket sales, concessions, advertising sponsorships, suites and premium seat fees) and media related revenue (BravesVision and national broadcasting). The following table disaggregates Baseball revenue by source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
Baseball event	$189,277	176,335	374,026	357,567
Media related	76,106	79,227	151,478	164,586
Retail and licensing	19,531	15,580	48,650	40,226
Other	10,626	13,220	43,569	37,923
Total Baseball	$295,540	284,362	617,723	600,302

Baseball event revenue increased $12.9 million and $16.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily due to contractual rate increases on season tickets, increased attendance at regular season home games, favorable single-game ticket sales, two postseason home games and, for the three-month period, one additional regular season home game. Media related revenue decreased $3.1 million and $13.1 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily due to the timing of revenue recognition under BravesVision linear distribution agreements compared to our previous long-term local broadcasting agreement and changes in certain national media rights arrangements, resulting in an increase in the commercialization of digital media rights through MLB Advanced Media, L.P. (“MLBAM”). Retail and licensing revenue increased $4.0 million and $8.4 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily due to demand for City Connect apparel which launched in April 2026, higher league-wide revenue, increased attendance at regular season home games and two postseason home games. Other revenue, a component of baseball revenue, decreased $2.6 million during the three months ended September 30, 2026, primarily due to fewer special events held at Truist Park. Other revenue increased $5.6 million during the nine months ended September 30, 2026, primarily due to additional events held at Truist Park, including one additional concert and one additional Savannah Bananas game.

Mixed-Use Development revenue. Mixed-Use Development revenue is derived from the mixed-use facilities and primarily consists of rental income and to a lesser extent, parking revenue and advertising sponsorships. For the three and nine months ended September 30, 2026, Mixed-Use Development revenue increased $1.9 million and $13.1 million, respectively, as compared to the corresponding periods in the prior year, primarily due to increases of $1.6 million and $11.5 million in rental income, respectively, and $0.3 million and $1.0 million in parking revenue, respectively. The increase in rental income for the three months ended September 30, 2026 was primarily driven by a $1.0 million increase in tenant recoveries and a $0.3 million increase related to new lease agreements. The increase in rental income for the nine months ended September 30, 2026 was primarily a result of the in-place leases associated with the Acquisition.

Baseball operating costs. Baseball operating costs primarily include costs associated with baseball and stadium operations. For the three and nine months ended September 30, 2026, baseball operating costs increased $34.4 million and $83.5 million, respectively, as compared to the corresponding periods in the prior year, primarily due to increases of $17.8 million and $46.7 million in major league player salaries, respectively, $10.5 million and $21.4 million in expenses associated with the production of BravesVision, respectively, $4.1 million and $5.4 million in variable concessions and retail operating expenses, respectively, and $2.6 million in postseason game operating costs. The increase for the nine month period was also driven by increases of $4.9 million in MLB’s revenue sharing plan and other shared expenses and $2.9 million in expenses for special events held at Truist Park. These increases were partially offset by decreases of $1.1 million and $3.3 million in minor league related expenses for the three and nine month periods, respectively.

Mixed-Use Development costs. Mixed-Use Development costs primarily include costs associated with maintaining and operating the mixed-use facilities. During the three and nine months ended September 30, 2026, Mixed-Use Development costs increased $0.3 million and $3.1 million, respectively, as compared to the corresponding periods in the prior year. Increases for the nine months ended September 30, 2026, as compared to the corresponding period in the prior year were primarily a result of operating costs associated with the assets within the Acquisition.

Selling, general and administrative, excluding stock-based compensation. Selling, general and administrative expense includes costs of marketing, advertising, finance and related personnel costs. Selling, general and administrative expense increased $4.9 million and $13.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily due to increases of $1.7 million and $5.1 million in sales, marketing and administrative costs associated with BravesVision, respectively, $1.4 million and $3.1 million in other sales and marketing costs, respectively, $1.2 million and $2.5 million in personnel costs, respectively, and $0.8 million and $1.3 million in property taxes, insurance and other professional fees, respectively.

Stock-based compensation. Stock-based compensation increased $2.2 million and $10.3 million for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily due to an increase in average outstanding awards.

Depreciation and amortization. Depreciation and amortization increased $1.5 million and $7.6 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year due to an increase in amortization expense related to amateur player acquisition rights, partially offset by certain assets reaching the end of their useful lives. Additional increases in depreciation and amortization during the nine months ended September 30, 2026 were due to certain real estate assets purchased as part of the Acquisition.

Operating income (loss). Operating income (loss) decreased $30.3 million and $87.4 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year, due to the above explanations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
Operating income (loss)	$8,667	38,930	(51,127)	36,265
Stock-based compensation	6,967	4,757	20,359	10,049
Depreciation and amortization	24,950	23,468	65,584	57,996
Adjusted OIBDA	$40,584	67,155	34,816	104,310

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
Baseball	$25,529	50,038	(12,534)	62,485
Mixed-Use Development	17,575	19,780	55,812	50,233
Corporate and other	(2,520)	(2,663)	(8,462)	(8,408)
Total	$40,584	67,155	34,816	104,310

Consolidated Adjusted OIBDA decreased $26.6 million and $69.5 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year.

Baseball Adjusted OIBDA decreased $24.5 million and $75.0 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily due to the fluctuations in baseball revenue and operating costs, as described above.

Mixed-Use Development Adjusted OIBDA decreased $2.2 million and improved $5.6 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year, primarily due to the fluctuations in Mixed-Use Development revenue and operating costs described above, as well as increases in segment selling, general and administrative expenses.

Corporate and other Adjusted OIBDA loss decreased $0.1 million and increased $0.1 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year.

Interest Expense. Interest expense increased $0.1 million and $0.8 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year, as increased borrowings on variable rate debt were largely offset by lower interest rates. The increase for the nine month period was also driven by borrowings associated with the Acquisition.

Share of earnings (losses) of affiliates, net. The following table presents our share of earnings (losses) of affiliates, net:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
MLBAM	$13,230	9,693	26,021	19,592
Baseball Endowment, L.P.	1,890	1,578	3,246	2,526
Other	2,301	2,007	2,589	2,095
Total	$17,421	13,278	31,856	24,213

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the Company’s interest rate swaps driven by changes in the interest rate market.

Other, net. Other, net income increased $0.1 million and decreased $0.2 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in the prior year, with the decrease for the nine month period primarily due to lower interest income.

Income taxes. The Company recorded income tax expense of $6.5 million for the three months ended September 30, 2026, compared to $11.7 million in the prior year period, and an income tax benefit of $4.9 million for the nine months ended September 30, 2026, compared to income tax expense of $11.5 million in the prior year period. These changes were primarily attributable to the corresponding changes in pretax book income or loss.

For the three and nine months ended September 30, 2026 and 2025, our effective tax rate was affected by the unfavorable impact of certain non-deductible expenses, such as executive compensation.

Net earnings (loss). The Company had net earnings of $9.8 million and $30.1 million during the three months ended September 30, 2026 and 2025, respectively, and a net loss of $42.7 million and net earnings of $18.2 million during the nine months ended September 30, 2026 and 2025, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of September 30, 2026, the Company had $121.5 million of cash and cash equivalents. Substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

Braves Holdings is in compliance with all financial debt covenants as of September 30, 2026.

During the nine months ended September 30, 2026 and 2025, the Company’s primary uses of cash were payments to certain players and other employees pursuant to long-term employment agreements, capital expenditures including acquisitions, working capital requirements and debt service, funded primarily by available cash balances, proceeds from exercises of stock options, distributions from equity method affiliates and new borrowings.

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

League Wide Credit Facility

In December 2013, a subsidiary of Braves Holdings executed various agreements to enter into MLB’s League Wide Credit Facility (the “LWCF”). Pursuant to the terms of a revolving credit agreement, Major League Baseball Trust may borrow from certain lenders, with Bank of America, N.A. acting as the administrative agent. Major League Baseball Trust then uses the proceeds of such borrowings to provide loans to the club trusts of the participating Clubs, including the Braves Club Trust (the “Club Trust”). The commitment termination date of the revolving credit facility under the LWCF, which is the repayment date for all amounts borrowed under such revolving credit facility, is July 10, 2030. The availability to the Club Trust under the LWCF was $65.0 million, net of $85.0 million drawn as of September 30, 2026.

MLB Facility Fund Revolver

In December 2017, a subsidiary of Braves Holdings executed various agreements to enter into the MLB Facility Fund (the “MLBFF”). Pursuant to the terms of an indenture, a credit agreement and certain note purchase agreements, Major League Baseball Facility Fund, LLC may borrow from certain lenders. Major League Baseball Facility Fund, LLC then uses the proceeds of such borrowings to provide loans to each of the participating Clubs. Amounts advanced pursuant to the MLBFF are available to fund ballpark and other baseball-related real property improvements, renovations and/or new construction. In May 2021, Braves Facility Fund LLC (“Braves Facility Fund”) established a revolving credit commitment with Major League Baseball Facility Fund, LLC (the “MLB facility fund — revolver”). The commitment termination date, which is the repayment date for all amounts borrowed under the MLB facility fund — revolver, is July 10, 2030. The maximum amount available to Braves Facility Fund under the MLB facility fund — revolver was $35.1 million as of September 30, 2026 and was fully drawn as of September 30, 2026.

TeamCo Revolver

A subsidiary of Braves Holdings is party to a Revolving Credit Agreement (the “TeamCo Revolver”), which provides revolving commitments of $150.0 million and matures in August 2029. The availability under the TeamCo Revolver as of September 30, 2026 was $115.0 million, net of $35.0 million drawn as of September 30, 2026.

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

Critical Accounting Estimates

Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025 under “Critical Accounting Estimates.” There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of quantitative and qualitative disclosures about the Company’s market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposure to market risk has not materially changed since December 31, 2025.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer (the "Executives"), and under the oversight of its board of directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

In connection with the ongoing establishment of processes and controls related to BravesVision, management has implemented new controls with respect to media related revenues. Other than this, there have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the three months ended September 30, 2026.

During the three months ended September 30, 2026, no shares of Series A, Series B, or Series C Atlanta Braves Holdings common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, the following Section 16 officer(s) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K of the Exchange Act):

●	Mike Plant, Executive Vice President, Development, adopted a trading plan on August 7, 2026. The trading plan will be effective until December 9, 2027 (unless earlier terminated in accordance with the plan) to sell an aggregate of up to 285,395 shares of Series C Common Stock during the plan period.

In addition, in connection with the vesting of equity awards, the Company’s officers have entered into standing sell-to-cover arrangements that are intended to qualify as "eligible sell-to-cover transactions" under Rule 10b5-1(c)(1)(ii)(D)(3) of the Exchange Act, pursuant to which our third-party broker sells only such shares as are necessary to satisfy tax withholding obligations arising exclusively from the vesting of officers' equity awards. The number of shares to be sold to satisfy such tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of our shares. The expiration date of these arrangements is dependent on future events which cannot be known at this time, including the final vesting date of the applicable equity awards and the officers’ termination of service.

Other than as set forth above, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(c) of Regulation S-K of the Exchange Act) during the Company’s fiscal quarter ended September 30, 2026.

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

ATLANTA BRAVES HOLDINGS, INC.

Date:	November 4, 2026	By:	/s/ TERENCE F. MCGUIRK
Terence F. McGuirk
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2026	By:	/s/ JILL L. ROBINSON
Jill L. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

II-4